Form 10QSB
period 2007-06-30
Mogul Energy International, Inc.
filed 2007-08-15
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  JUNE 30, 2007

333-138806
(Commission File Number)

MOGUL ENERGY INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

98-0461623
(I.R.S. Employer Identification Number)

520 Pike Street, Suite 2210
Seattle, WA 98101
(Address of principal executive offices)

(206) 357-4220
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   38,660,560 common shares issued and outstanding as of August 14, 2007

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART 1
FINANCIAL INFORMATION
Item 1	Financial Statements
Item 2	Management’s Discussion and Analysis or Plan of Operations
Item 3	Controls and Procedures

PART II
OTHER INFROMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4	Submission of Matters to a Vote of Securities Holders
Item 5	Other Information
Item 6	Exhibits

SIGNATURES

Mogul Energy International, Inc.
(an exploration stage enterprise)

Financial Statements
 June 30, 2007

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended March 31, 2007 and the six month period ended June 30, 2007 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Mogul Energy International, Inc.
(an exploration stage enterprise)

Financial Statements
 June 30, 2007

BALANCE SHEET
 (expressed in U.S. dollars)
 (Unaudited)
As at:
	June 30,	March 31	December 31,
	2007	2007	2006
Assets
Current
Cash	$1,880	$218,684	$29,756
GST Recoverable	31,998	31,489	28,196
Total Current Assets	33,878	250,173	57,952

Non-current
Funds held in trust	176,550	304,479	604,479
Equipment – net	2,092	2,609	3,125
Exploration and evaluation	1,819,546	1,691,615	591,116
Total non-current Assets	1,998,188	1,998,704	1,198,720
Total Assets	$2,032,066	$2,248,878	$1,256,672

Current Liabilities
Accounts payable	$390,535	$432,775	$394,836
Due to officers and directors	123,017	171,048	204,540
Loans from shareholders	500,000	500,000	179,990
Litigation payable	-	-	820,000
Total Current Liabilities	$1,013,552	$1,103,823	$1,599,366

Contingencies and Commitments	-	-

Shareholders’ Equity
Deficit accumulated during exploration stage	$(2,581,523)	$(2,436,619)	$(2,313,459)
Common stock $0.0001 par value, 100, 000,000 shares, authorized, 38,621,810 shares outstanding	3,863	3,858	3,449
Additional paid-in capital	3,558,402	3,540,406	1,904,816
Warrants: 1,250,000 Series A Warrants outstanding	62,500	62,500	62,500
Preferred: 10,000,000 shares authorized, none issued	-	-
Loss on foreign exchange	(24,728)	(25,090)	-
Total Shareholders’ Equity	1,018,514	1,145,067	(342,694)
Total Shareholders, Equity and Liabilities	$2,032,066	$2,248,878	$1,256,672

See accompanying notes

Mogul Energy International, Inc.
(an exploration stage enterprise)

INTERIM STATEMENT OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)

	Six months Ended June 30,2007	Six months ended June 30, 2006	Three months ended June 30, 2007	Three months ended June 30, 2006	Cumulative from July 25, 2005 to June 30, 2007
	$	$	$	$	$

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	$268,064	$294,118	$144,904	$172,178	$996,804
Impairment	-	-	-	-	764,719
Loss on settlement of lawsuit	-	-	-	-	820,000

Net loss for the periods	$268,064	$294,118	$144,904	$172,178	$2,581,523

Basic and diluted loss per share	$(0.01)	(0.01)	$(0.00)	(0.01)

Weighted average common shares Outstanding – basic and diluted	36,755,977	32,356,907	36,170,143	32,432,912

See accompanying notes

Mogul Energy International, Inc.
(an exploration stage enterprise)

INTERIM STATEMENT OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)

	Three months ended March 31, 2007		Three months ended March 31, 2006
	$		$
Revenue		$-		$-

Expenses:
General and administrative		$123,160		$121,940
Impairment		-		-
Loss on settlement of lawsuit				-

Net loss for the periods		$123,160		$121,940

Basic and diluted loss per share		$(0.00)		(0.02)

Weighted average common shares Outstanding – basic and diluted		36,170,143		6,923,307

See accompanying notes

Mogul Energy International, Inc.
(an exploration stage enterprise)

INTERIM STATEMENT OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Six months ended June 30, 2007	Six months ended June 30, 2006	Three months ended March 30, 2007	Three months ended March 30, 2006	Cumulative from July 25, 2005 to June 30, 2007
	$	$	$	$	$

Operating Activities
Net loss for periods	$(268,064)	$(294,118)	$(123,160)	$(121,940)	$(2,581,523)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation expense (office)	1,033	1,035	516	252	4,117
Changes in non-cash working capital
Accounts payables increase	(4,301)	246,642	37,939	20,975	386,734
GST receivable increase	(3,802)	(42,187)	(3,293)	(4,366)	(48,196)
Other payables	(20,000)	(199,542)	(20,000)	-	1,584,719
Loss on foreign exchange	(24,728)	-	(25,090)	-	(24,728)
Cash used in operations	(319,862)	(288,170)	(133,088)	(105,079)	(678,877)

Investing Activities
Cash held in escrow/trust	427,929	(667,000)	300,000	-	(176,550)
- Purchase equipment	-	(3,188)	-	(6,209)
Deposits for exploration property	-	77,441	27,441	-
Exploration and evaluation	(428,430)	(847,823)	(300,501)	(274,661)	(1,784,265))
Cash used for investing activities	(501)	(1,440,570)	(501)	(247,220)	(1,967,024)

Financing Activities
Due to officers and directors	(81,523)	102,932	(33,492)	(36,824)	123,017
Related party payables	-	(12,691)	-	62,413	-
Loans from shareholders	320,010	-	320,010	-	500,000
Sale of equity securities	54,000	1,566,001	35,999	711,001	2,024,764
Cash from financing activities	292,487	1,656,242	322,517	739,590	2,647,781

Cash beginning of periods	29,756	125,573	29,756	125,573	-
- Increase (Decrease) in cash during	(27,876)	(72,498)	188,928	387,291	1,880

Cash at end of periods	$1,880	$53,075	$218,684	$512,864	$1,880

Interest and taxes paid during period	None	None	None	None	None

Supplemental disclosure of non-cash financing activities:
-Common stock issued - as compensation	54,000
-Common stock issued – to settle lawsuit	800,000
-Common stock issued – Resource Property	800,000

See accompanying notes

Mogul Energy International, Inc.
(an exploration stage enterprise)

INTERIM STATEMENT OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006
	$	$

Operating Activities
Net loss for periods	$(268,064)	$(172,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense (office)	1,033	783
Changes in non-cash working capital
Accounts payables increase	(4,301)	225,667
GST receivable increase	(3,802)	(37,821)
Other payables	(20,000)	(199,542)
Loss on foreign exchange	(24,728)	-
Cash used in operations	(319,862)	(183,091)

Investing Activities
Cash held in escrow/trust	427,929	(667,000)
- Purchase equipment	-	(3,188)
Deposits for exploration property	-	50,000
Exploration and assessment	(428,430)	(573,162)
Cash used for investing activities	(501)	(1,193,350)

Financing Activities
Due to officers and directors	(81,523)	69,108
Related party payables	-	(49,722)
Loans from shareholders	320,010	-
Sale of equity securities	54,000	973,830
Cash from financing activities	292,487	1,656,242

Cash beginning of periods	29,756	512,864
- Increase (Decrease) in cash during	(27,876)	(402,611)

Cash at end of periods	$1,880	$110,253

Interest and taxes paid during period	None	None

See accompanying notes

Mogul Energy International, Inc.
(an exploration stage enterprise)

NOTES TO INTERIM FINANCIAL STATEMENTS
(expressed in U.S. dollars)
(Unaudited)
June 30, 2007

NOTE 1 – Interim Reporting

The information presented in the accompanying interim six month financial includes all adjustments which are, in the opinion of management, necessary to present fairly the financial, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as Mogul Energy International, Inc.’s December 31, 2006, annual financial statements.  All adjustments are of a normal recurring nature.

NOTE 2 - Organization and Nature of Business

Mogul Energy International, Inc. (the “Company”) was formed as a Delaware corporation on July 25, 2005, to engage in the business of oil and gas exploration.  The Company’s business activities include financing, acquiring drilling prospects, and exploration for oil and gas.

The Company acquires low entry cost exploration prospects, as measured on a dollar per barrel for proven and potential reserves in proximity to producing oil fields, and explores for oil and gas reserves.

NOTE 3 - Related Party Transactions

On June29, 2005, the Company purchased the right to acquire an option to acquire a 20% working-interest in the EWA Concession (see note 5) from Mogul Energy, Ltd. (“MEL”) for $75,000. The Company subsequently exercised both the right and the option, and acquired the interest. MEL’s president, Parvez Tyab, is a close family member of the Company’s President, Naeem Tyab.  Parvez Tyab owned 23% of the Company’s outstanding shares as of June 30, 2007.  Also, MEL’s President Parvez Tyab is a major shareholder of Sea Dragon Energy, Inc., a private Canadian corporation, and is a director of that company.  David Thompson, President of Sea Dragon Energy, Inc., is the beneficial owner of 1,500,000 shares of our company.  See the description of our company’s Letter of Intent with Sea Dragon Energy, Inc., herein, for more information.

Sea Dragon Energy, Inc. gained the right to acquire a 40% working-interest in the EWA Concession from MEL on April 13th, 2006. The Company, together with Sea Dragon Energy, Inc., met the requirement for the EWA Concession by depositing $2,000,000 with an escrow agent.

On November 8, 2005, the Company acquired a 50% working-interest in the Fairlight Prospect in Saskatchewan, Canada, with MEL retaining a 25% carried-interest.

The Company and MEL entered into an agreement with Transpacific Petroleum Corp. (“Transpacific”) for Transpacific to serve as the Operator in relation to oil and gas exploration of the Fairlight Prospect. Under the terms of this agreement, the Company is obligated to pay the expenses incurred by the Operator for exploration and related work on this prospect. As consideration for being the Operator, Transpacific received from MEL a 25% carried-interest in the Fairlight Prospect for the first exploration well, and a 25% working-interest thereafter.

On January 24, 2007 the Company acquired 100% of the interests in the Freehold Properties in Canada (Note 5).

The Company owed its officers and directors $123,017, at June 30, 2007, consisting of a $93,048 zero-interest loan and approximately $16,000, which owed to an officer and director for expenses incurred on the company’s behalf.  The remainder is owed to officers and directors for unpaid compensation. The Company also owes two shareholders $500,000, with no specific terms of repayment, through unsecured and non-interest bearing loans made to the Company.

Certain accounting and administrative work for the Company, MEL, and Sea Dragon Energy, Inc. is conducted by the same individuals from office space located in Vancouver, British Columbia.  Other disclosures involving related parties are found throughout the notes to the financial statements.

Unaudited

NOTE 4 - Capital Stock

Common Stock

The Company’s authorized shares have no conversion rights and are not subject to redemption or to any sinking fund provisions.  All shares of common stock are entitled to share equally in any dividends and in any liquidation of the Company. The Company’s common shares do not carry either cumulative voting or preemptive rights. During 2006, 1,765,000 shares were issued on a Flow-through basis pursuant to the income tax laws of Canada (Income Tax Act (Canada)).

Warrants

During 2006, the Company issued 1,250,000 units consisting of one share of common stock and one Series A Warrant. The Series A warrants are not transferable. Two of these warrants and $0.50 can be exchanged for one share of common stock. These warrants expire on April 18, 2008, and all 1,250,000 warrants were outstanding at March 31, 2007.

Preferred Stock

The Company’s Articles of Incorporation authorize its Board of Directors, without approval from the common shareholders, to issue 10,000,000 shares of preferred stock in any series, rights and preferences as determined by the Board. Preferred shares may be issued that have greater voting rights than the common stock, diluting the value of any outstanding shares of common stock.

NOTE 5 - Oil and Gas Properties

Working-interests owned by the Company include the right to drill, produce and conduct operating activities on the property, and the right to a share of any production, subject to all related royalties, overriding royalties, and other burdens, all costs of exploration, development and operations, and all risks. Of the working-interest at June 30, 2007, $578,443 relates to the East Wadi Araba Concession (EWA Concession) and $1,241,103 relates to the Freehold Properties. None of these costs are subject to amortization.  Additionally, the Company has a $176,550 interest in cash by bank deposit in Egypt to be used for exploration of the EWA Concession.

EWA Concession

The EWA Concession is located in the East Wadi Araba area of the Gulf of Suez and is part of the sovereign territory of the Arab Republic of Egypt (A.R.E.). The EWA Concession covers an area for exploration about 294 square kilometers. Subsequent to the balance sheet date, the Company exercised its option to acquire a 20% working-interest in the EWA Concession, which was originally acquired from MEL.

The Concession Agreement

The Concession Agreement for Petroleum Exploration and Exploitation (“Concession Agreement”) dated April 7, 2002, is an agreement between Dover Investments Limited (Dover), A.R.E, and the Egyptian General Petroleum Corporation (EGPC). The Concession Agreement gives Dover certain rights and interests for the exclusive exploitation of petroleum and natural gas in and throughout the EWA Concession.

Farm-out Agreement

The parties to the August 6, 2005 Binding Farm-Out Agreement (“Farm-out Agreement”), include Dover, MEL, Transpacific and Dr. Ghareeb M. Awad (the President of Transpacific). Under the Farm-out Agreement, MEL was assigned 85% working-interest in the Concession Agreement, subject to the satisfaction of certain conditions, with Dover retaining a 15% carried-interest. Under a separate agreement dated August 7, 2005, MEL assigned a 25% carried-interest in the Concession Agreement to Transpacific. Dover, MEL and Transpacific are each organized under the laws of Canada.

On April13, 2006, the Farm-out Agreement was amended so that an obligation to deposit $2,000,000 with an escrow agent replaced the requirement of a Letter of Guarantee. In satisfaction of the amended agreement, $2,000,000 was deposited with an escrow agent on April 21, 2006, with the Company contributing $667,000, and Sea Dragon Energy, Inc., contributing $1,333,000.

On August 1, 2006, the funds were transferred, as per the Amending Agreement dated April 13, 2006, to the National Bank of Abu Dhabi in Egypt.  These funds will be used at the discretion of the operator, Dover Investments Limited, to drill the

Unaudited

first well required on the concession by July 17, 2007, as per the extension agreement dated January 24, 2007.

As of June 30, 2007, the Company’s interest in the original escrow balance amount was reduced to $176,550, with the $490,450 difference added to exploration costs.

After amending the Farm-out Agreement on April 13, 2006, the ownership interests in the EWA Concession are as follows:

Sea Dragon Energy Inc.	40% Working-interest
Mogul Energy International, Inc.	20% Working-interest
Transpacific Petroleum Corp.	25% Carried-interest
Dover Investments Limited	15% Carried-interest

An Extension Agreement was executed on January 24, 2007, between Dover Investments Limited, Transpacific, Mogul Energy Ltd., Dr. Awad, Sea Dragon Energy, Inc., and Mogul Energy International, Inc., allowing Sea Dragon Energy, Inc. and Mogul Energy International, Inc. until July 17, 2007, to spud the first well, and until July 17, 2009, to complete a second well and spud a third well, subject to the approval from EGPC and ARE.

The Company’s portion of the letter of guarantee was satisfied by the deposit of $667,000 formerly held in trust to secure the working interest in the Egyptian Concession.  As per agreement, these funds are currently held jointly by Dover and Sea Dragon at the National Bank of Abu Dhabi in Egypt and will be used to carry out exploration activities on the EWA Concession.  Dover is the current operator of the project in Egypt.

In the event of a commercial discovery, the parties to the April 13th Farm-out Agreement are entitled to recover all costs, expenses and expenditures in respect of the exploration, development and related operations out of 30% of all petroleum produced and saved respective of each parties percentage interest in the Agreement (Cost Recovery Petroleum).  Past exploration costs which have been approved by EGPC are approximately US$ 8 million, of which the Company will be entitled to 20% recovered through oil profits.

The remaining 70% of petroleum is divided between the Egyptian General Petroleum Corporation (EGPC) and the parties to the Farm-out Agreement as follows:

Crude Oil and Gas	EGPC	Parties to Farm-out Agreement
Up to 25,000 BOPD	75%	25%
Greater than 25,000 BOPD	80%	20%

Letter of Intent

On July 30, 2007, we signed a Letter of Intent (“LOI”) to complete a business combination with Sea Dragon Energy, Inc.  If the business combination is completed as outlined in the LOI, Mogul Energy’s working interest in the EWA Concession would increase from 20% to 60%.

Canadian Property Interests

Exploratory Drilling

On May28, 2006 a drill stem test at exploratory well no. 1 at the Fairlight Prospect was concluded. The aggregate capitalized cost for this test well was $764,719. No hydrocarbons were recovered although certain shows were encountered during drilling. The well has been plugged and abandoned.  No further exploration on the Fairlight Prospect is planned and the lease on this specific property expired on March 31, 2007 and was not renewed. Data gained from the well has been evaluated to determine further exploration plans on the Freehold Properties.  Costs of this dry hole exceeded the cost ceiling test for the cost pool, resulting in an impairment charge to operations for 2006 for the full aggregate cost of the exploratory well.

Freehold Lease Acquisitions

On January 24, 2007, Transpacific was issued 1,000,000 common shares and has assigned to the Company its 25% interest in all mineral interests in lands referred to as the Freehold Properties in Saskatchewan, Canada.  The estimated fair value of this transaction was $400,000. Mogul Energy Ltd. also agreed to assign its 25% interest in all mineral interests in lands referred

Unaudited

to as the Freehold Properties to the Company in consideration for 1,000,000 shares of the Company’s common stock.  The estimated fair value of this transaction was $400,000.  These transactions gave the Company a 100% interest in the 9,300 acres collectively referred to as the Freehold Properties. Mogul Energy International, Inc. is the sole operator of the Freehold Properties.  The cost of acquisition and purchase of these leases accounts for approximately $1,241,100 of the company’s “exploration and evaluation” assets.

These properties are leased for 3 years with a lump sum rental fee plus a royalty of 15% of all leased substances produced, saved and sold if used by the lessee, less any expenses reasonably incurred (including a reasonable rate of return) for separating, treating, processing, compressing and transporting leased substances to the point of sale beyond the wellhead. There is no obligation to do any work on these leased lands.

NOTE 6 - Commitments

Office Lease

The Company rents office space in Seattle, Washington, from a Director of the Company on a month-to-month basis for $390 per month.

Exploration

The Company anticipates entering into significant financial commitments for exploration of the EWA Concession, to be funded from future capital contributions.

NOTE 7 - Contingencies

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Governmental Regulations and Licensing

The Company’s rights in and to the EWA Concession are subject to obtaining governmental approvals; if such approvals are not obtained, the Company’s planned operations will be substantially curtailed.

In order to drill for, recover, transport or sell any gas or oil from the properties subject to the Company’s drilling rights, the Company will generally be required to obtain additional licenses and permits and enter into agreements with various landowners and/or government authorities. The issuance of these permits and licenses generally will be contingent upon the consent of the governmental authority having jurisdiction over the property, which entities have broad discretion in determining whether or not to grant such authority. These licenses, permits, and agreements will generally contain numerous restrictions and require payment of development and exploration fees and royalties typically based on the recoverable reserves or expenditures. The amount of any such fee and royalties and other terms will determine, in part, the commercial viability of any extraction prospect.

Operating Agreements

The Company expects to execute a joint operating agreement with Sea Dragon Energy, Inc. (replacing Transpacific), to conduct exploration for the EWA Concession, but has not yet done so. The final terms of the agreements could significantly impact the financial condition of the Company.  The current operator of the EWA Concession is Dover Investments Ltd.

The company does not set aside a reserve for contingencies.

NOTE 8 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares is 36,755,977 shares for the period ended June 30, 2007.

Unaudited

NOTE 9 – Subsequent Events

On July 12, 2007, the Company announced that it has been notified by project operator Dover Investments Ltd. (Dover) that it has spudded (started drilling) the EWA 4X well at the East Wadi Araba (EWA) Concession located in the Gulf of Suez, Egypt, in which Mogul has a 20 percent working interest. The deviated EWA-4X well will be drilled from an onshore surface location, testing a large offshore structure, targeting light oil in the Raha and Nubia formations.

On July 24, 2007, the Company announced that it was approved for listing on the Frankfurt Stock Exchange under stock symbol 'BKX'.

On July 30, 2007, the Company signed a Letter of Intent for a proposed business combination with Sea Dragon Energy, Inc., to increase Mogul Energy's interest in the East Wadi Araba Concession, Gulf of Suez, Egypt from 20% to 60%.  Pursuant to the terms of the proposed business combination the Company would issue to shareholders of Sea Dragon Energy, Inc., up to a maximum of 40,497,500 common shares, warrants to acquire an aggregate of 3,873,750 common shares, and options to acquire an aggregate of 2,629,000 shares.  For additional information please refer to the Company’s Current Report on Form 8-K filed August 7, 2007.

On August 8, 2007, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved grants of stock options to executive officers, directors, and employees under the Plan.  The Committee granted Naeem Tyab, President, options to purchase 1,000,000 shares of the Company’s common stock at a strike price of $0.30.  The Committee also awarded additional options on the same terms to the following persons:  Sean Malcolm, VP Business Development, General Counsel, 600,000; Ernie Pratt, Director, 250,000; Jeff Ratcliffe, 200,000; Creenagh Flynn, 200,000.  All options vest over a one-year period, as provided in the Plan, and will expire on August 7, 2012.  For additional information, please refer to the Company’s Current Report on Form 8-K, filed on August 10, 2007.

NOTE 10 – Capitalized costs related to the oil and gas acquisitions and exploration activity

Canada
Costs at Dec. 31, 2006	$441,103
Additions:
Exploration	$-
Lease property acquisition costs	$800,000
Less accumulated depreciation, depletion, amortization and impairment	-
Net book value June 30, 2007		$1,241,103

Egypt
Cost at Dec. 31, 2006	$150,013
Additions:
Exploration costs capitalized	428,430
Amortization	-
Net book value June 30, 2007		578,443

Total net book value at June 30, 2007		$1,819,546

NOTE 11 – Impairment

Based on the results of our ceiling tests, the June 30, 2007 balance sheet assets did not exceed the full cost method allowable ceiling for either the Canadian or Egyptian cost pools, and as a result no impairment expense was recorded for the interim period.

NOTE 12 – Litigation Settlement

The litigation filed by Dr. Ghareeb Awad and Transpacific Petroleum Corp. was settled out of court on January 24, 2007.  Under the terms of the settlement the Company agreed to issue 1,000,000 shares of common stock to Dr. Awad and to issue 1,000,000 common shares and pay $20,000 cash to Transpacific for the use of Transpacific’s EWA Seismic Mapping and interpreted Seismic Sections and additional technical information and for the signing by Dr. Awad and Transpcific to the Extension Agreement.   The fair value of the 2,000,000 shares is estimated to be $800,000 based on the most recent cash per share issuance of the Company’s common shares.

Mogul Energy International, Inc.
(an exploration stage enterprise)

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Mogul Energy International, Inc.

Overview

We are a Delaware corporation formed on July 25, 2005, with our principal place of business in the State of Washington.  We are an exploration stage, independent energy company established to take advantage of the low cost acquisition opportunities near other producing and proven oil fields. Since our formation, we have engaged in only limited activities related to the acquisition of our property rights and financing activities. To date, we have not generated any operating revenues.

We currently hold petroleum leases and a concession in two major areas, as follows:  a one hundred percent (100%) interest in approximately 9,300 acres situated in South East Saskatchewan acquired under sixty-eight (68) separate freehold oil and gas leases (the “Freehold Properties”); and a twenty percent (20%) working interest in the East Wadi Araba (EWA) Concession located in the Gulf of Suez, covering approximately 295 square kilometers in the sovereign territory of the Arab Republic of Egypt (the “EWA Concession”).  We have only recently commenced our drilling program on the Egyptian Concession.  We currently have no drilling program underway on the Freehold Properties, but expect to continue our drilling program in the future.  We previously drilled a dry well on Saskatchewan P&NG Lease PN 46794 (“the Fairlight Prospect”).  Our fifty percent (50%) interest in the Fairlight Prospect has expired and has not been renewed.  Because of the Fairlight Prospect’s proximity to our Freehold Properties, we believe that the information gathered from our drilling activities on the Fairlight Prospect will be of assistance in planning our exploration and drilling activities on the Freehold Properties.  We have yet to establish any reserves on our properties.

Cash Requirements

For the next 12 months we plan to continue our current drilling program and explore for petroleum and natural gas on the EWA Concession in Egypt.  The agreement through which we have an interest in the EWA Concession requires us to engage in drilling exploratory wells by certain dates, which may involve obtaining seismic data, and conducting related activities. We will be required to expend certain minimum amounts in respect of all of our concessions in order to ascertain where and if drilling will be warranted.  An extension agreement was executed on January 24, 2007, providing Mogul until July 17th, 2007 to spud the first well on the EWA Concession and until July 17th, 2007 to complete a second well and spud the third exploration well, subject to approval from the Egyptian government and the Egyptian General Petroleum Corporation (EGPC).

We will require additional funds to implement our growth strategy in our oil and gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

In order to raise capital for our operations, during the past two years, we have offered and sold the following shares of common stock which were not registered at the time of sale under the Securities Act. Since inception we have sold an aggregate of 34,486,810 shares at prices ranging from $0.001 to $0.40 per share or $1,970,764 in the aggregate.

In November, 2005 we completed the offer and sale of an aggregate of 29,264,310 shares to twenty two (22) “accredited investors,” at a price of $0.001 per share or an aggregate of $29,264.31. The shares were sold to (a) 10 persons residing in Canada; (b) 5 persons residing in the United States; and (c) 7 persons residing in jurisdictions other than Canada or the United States; the sales to persons residing in Canada and or jurisdictions other than Canada or the United States were made pursuant to Regulation S, as promulgated under the Securities Act and, the sales to persons residing in the United States were made pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act. In Canada, we also relied upon the prospectus and registration exemption afforded by section 2.4 [Private Issuer] of National Instrument 45-106 - Prospectus and Registration Exemptions (“NI-45-106”).

In November, 2005 we also completed the offer and sale of an aggregate of 590,000 shares to seven (7) “accredited investors,” at a price of $0.15 per share or an aggregate of $88,500.00. The shares were sold to (a) 6 persons residing in Canada; and (b) 1 person residing in the United States; the sales to persons residing in Canada were made pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended (the “Securities Act”); and the sale to the person residing in the United States was made pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act. In Canada, we also relied upon the prospectus and registration exemption afforded by section 2.4 [Private Issuer] of National Instrument 45-106 - Prospectus and Registration Exemptions (“NI-45-106”).

In March, 2006 we completed the offer and sale of an aggregate of 1,792,500 shares to thirteen (13) “accredited investors,” as that term is defined in NI-45-106, all of whom reside in Canada, at a price of $0.40 per share or $717,000.00 in the aggregate; the offers and sales were made pursuant to Regulation S as promulgated under the Securities Act. In Canada, we also relied upon the prospectus and registration exemption afforded by NI-45-106.

In April, 2006 we completed the offer and sale of an aggregate of 1,055,000 shares to seven (7) “accredited investors,” as that term is defined in NI-45-106, at a price of $0.40 per share or $422,000 in the aggregate. The shares were sold to (a) 6 persons residing in Canada; and (b) 1 person residing in the United States; the sales to persons residing in Canada were made pursuant to Regulation S, as promulgated under the Securities Act of 1933, as amended (the “Securities Act”); and the sale to the person residing in the United States was made pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act. In Canada, we also relied upon the prospectus and registration exemption afforded by NI-45-106.

In April, 2006 we completed a unit offering of 1,250,000 units at a price of $0.40 per unit to one accredited investor (as that term is defined in NI-45-106) in Canada; each unit consisted of a share of our common stock and a Series A Warrant entitling the investor to purchase from us one share of our stock in exchange for two Series A warrants plus $0.50 per share up to April 18, 2008. The offer and sale was made pursuant to Regulation S as promulgated under the Securities Act. In Canada, we also relied upon the prospectus and registration exemption afforded by NI-45-106.

In May 2006, we completed the offer and sale of an aggregate of 437,500 shares at a price of $0.40 per share or $175,000 in the aggregate, to two (2) accredited investors (as that term is defined in NI-45-106) in Canada; the offers and sales were made pursuant Regulation S as promulgated under the Securities Act. In Canada, we also relied upon the prospectus and registration exemption afforded by NI-45-106. The participants in the offer and the number of shares issued to each is set out in Exhibit 99.3 to this Registration Statement and is incorporated herein by reference.

In June 2006, we offered and sale of an aggregate of 97,500 shares at a price of $0.40 per share or $39,000 in the aggregate to one accredited investor (as that term is defined in NI-45-106) in Canada and to one accredited investor (as that terms is defined in Regulation S) in the United States. The offer and sale to the Canadian resident was made pursuant to Regulation S as promulgated under the Securities Act. In Canada, we also relied upon the prospectus and registration exemption afforded by NI-45-106 and the sale to the person residing in the United States was made pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act.

Over the next twelve months we intend to use all available funds to complete the drilling of the EWA 4X well, complete the business acquisition as outlined in the Letter of Intent dated July 30, 2007 with Sea Dragon and expand on the exploration and development of our EWA Concession and the oil and gas leases that form the Freehold Properties, as follows:

Estimated Funding Required During the Next Twelve Months

Drilling & Development	$1,000,000	to	$1,500,000
Offering Costs & Expenses	$200,000	to	$250,000
General Corporate Expenses	$900,000	to	$1,000,000
Working Capital	$400,000	to	$500,000
Total	$2,500,000	to	$3,250,000

The minimum expenditures noted above will allow us to maintain our EWA Concession and oil and gas leases that form the Freehold Properties in good standing and will provide us with sufficient funds to further plan the exploration and development of the properties and pay for the general corporate expenses. Our focus has been and will continue to be the exploration and development of the EWA Concession and the Freehold Properties. As our minimum estimated funding for the next twelve months is expected to be between $2,500,000 to $3,250,000 and our total current assets as at June 30, 2007 was $33,000 we will be required to raise additional funds at the present time. In the event that we are able to raise further funds, we will primarily expend such funds as described above. See “Milestones” below for further information.

As at June 30, 2007, we had $390,535 in current liabilities. Our financial statements report a net loss of $144,904 for the three month period ended June 30, 2007 compared to a net loss of $172,178 for the three month period ended June 30, 2006. Our losses decreased in part as a result of an overall decrease in all expense categories during the three month period ended June 30, 2007, as compared to the three month period ended June 30, 2006, due to the completion of a drilling program in May of 2006.

Our total liabilities as of June 30, 2007 were $1,013,552 as compared to total liabilities of $1,599,366 as at December 31, 2006. The decrease was primarily due to the settlement with Dr. Ghareeb Awad and Transpacific for stock valued at $800,000 and cash of $20,000.

During the cumulative period from June 25, 2005 to June 30, 2007 we spent $2,584,261 on exploration and acquisition of our oil properties. Of this amount, $1,241,102 was attributable to acquisition costs and $1,343,159 was attributable to exploration costs, we wrote down 764,719 at December 31, 2006 due to a dry hole and the expiration of our crown lease on the Fairlight prospect.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our EWA Concession and Freehold Properties over the next twelve months:

•
Complete drilling of the EWA 4X well.  The outcome of the drilling of the EWA 4X well may result in a commercial oil and gas discovery or the information obtained from drilling the well will assist the company in making future decisions about exploration and development.

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting concessions in Saskatchewan, Canada and in the Gulf of Suez, Egypt. To date, execution of our business plan has largely focused on the acquisition of the petroleum concessions in Canada and Egypt, as well as the prior drilling program on the Fairlight Prospect in Saskatchewan, and the current drilling program on the EWA Concession in the Suez Canal. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending June 30, 2008.

Employees

In addition to our directors and officers we also have two full-time employees. We will continue to outsource any additional contracts as needed. If we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements for the period ended December 31, 2006, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48,“Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” . FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on our company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 but do not expect that it will have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over funded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”.

We do not expect that any of these recently issued accounting standards have a material effect on our company’s financial statements.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We follow the full cost method of accounting for our oil and gas operations. Under this method, all cost incurred in the acquisition, exploration and development of oil and gas properties are capitalized in one cost center, including certain internal costs directly associated with such activities. Proceeds from sales of oil and gas properties are credited to the cost center with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reverses.

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling”, the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributable to proved reserves, using current product prices and operating costs at the balance sheet date plus the lower of cost and fair value of unproved properties within the cost center.

Costs of oil and gas properties are amortized using the unit-of-production method based upon estimated proven oil and gas reserves upon the commencement of production. The significant unproven properties are excluded from the costs subject to depletion.

As at June 30, 2007, we do not have any proved reserves.

Stock Based Compensation

We implemented the following new critical accounting policy related to our stock-based compensation. Beginning August 8, 2007, we began accounting for Stock options under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We were already using the fair value method under SFAS 123 and the main difference is the estimation of forfeitures in order to estimate the awards not expected to vest. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based upon historical volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.  Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

You should carefully consider the risks described below before purchasing our shares of our common stock. Our most significant risks and uncertainties are described below; if any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein. You should acquire shares of our common stock only if you can afford to lose your entire investment.

Risks Associated With Business

We have a limited operating history which makes your evaluation of our business difficult. We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

We were organized on July 25, 2005, and have only recently acquired our interests in the Canadian Property Interests and the Egyptian Concession. For the period from July 25, 2005 (inception) to December 31, 2005 we incurred an operating loss of $136,920. For the year ended December 31, 2006, we incurred an operating loss of $2,313,459.  For the period from July 25, 2005 to June 30, 2007, we incurred an operating loss of $2,581,523.  We expect to incur substantial operating losses for the foreseeable future, as well.

For the period July 25, 2005 (inception) to June 30, 3007, our cumulative deficit was $2,581,523. We are in the exploration stage of our business development. Other than the acquisition of our property interests, the drilling program on the Fairlight Prospect, and the commencement of the drilling program on the EWA Concession, we have not engaged in any substantive business operations to date. We have engaged only in preliminary, exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans. Our preliminary exploratory activities have, to date, resulted in one dry-hole drilled on the Fairlight Prospect. We have a very limited operating history upon which you can evaluate our business and prospects.  Accordingly, you should consider and evaluate our business prospects by considering the risks associated with our early stage status and lack of operational experience.

We expect to face many of the typical challenges of a startup business.

We were only recently organized and have been in operation for just over two years. Accordingly, a startup business like ours faces a number of challenges. For example, engaging the services of qualified support personnel and related consultants and other experts is very important in the oil and gas exploration business, and there is keen competition for the services of these experts, consultants, and support personnel. Equally important in the oil and gas exploration business is the establishment of initial exploration plans for drilling prospects, and the efficient analysis of relevant information.  Establishing and maintaining budgets and appropriate financial controls is also very important to a startup business. If we fail to address one or more of these activities, or curb operating losses, our ability to carry out our business plan may be materially impaired.

The oil and gas exploration business involves many operating risks that can cause substantial losses.

Numerous risks affect our drilling activities, including the risk of drilling non-productive wells or dry holes. To date, the only well on which we have completed drilling was a dry hole. The cost of drilling, completing and operating wells, and of installing production facilities and pipelines is often uncertain.  Also, our drilling operations could diminish or cease due to a number of factors, including any of the following:

•	title problems;

•	weather conditions;

•	fires;

•	explosions;

•	blow-outs and surface cratering;

•	uncontrollable flows of underground natural gas, oil and formation water;

•	natural disasters;

•	pipe or cement failures;

•	casing collapses;

•	embedded oilfield drilling and service tools;

•	abnormally pressured formations;

•	environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	noncompliance with governmental requirements; or

•	shortages or delays in the delivery or availability of material, equipment or fabrication yards.

Moreover, our offshore operations with respect to the Egyptian Concession are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration, development or leasehold acquisitions, or result in loss of equipment and properties.  Given our limited financial resources, the occurrence of any one or more of the foregoing events would have a material adverse affect on our operations and the market price of our common stock.

Our foreign operations subject us to additional risks, including currency fluctuations which may periodically affect our financial position and results.

Our property interests and operations in Canada and Egypt are subject to the various risks inherent in foreign operations. These risks include the following:

•	currency restrictions and exchange rate fluctuations;

•	risks of increases in taxes and governmental royalties and renegotiation of contracts with governmental entities; and

•	changes in laws and policies governing operations of foreign-based companies.

We maintain our accounts in US and Canadian currencies and make certain payments in the currency of Egypt and are therefore subject to currency fluctuations and such fluctuations may periodically affect our financial position and results. We do not engage in currency hedging activities.  United States laws and policies on foreign trade, taxation and investment may also adversely affect our international operations. In addition, if a dispute arises from foreign operations, foreign courts may have exclusive jurisdiction over the dispute, or we may not be able to subject foreign persons to the jurisdiction of United States courts.  There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Canada or Egypt or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business in Canada or Egypt.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability in Canada or Egypt.

There are risks associated with our proposed operations in Egypt.

Special risks may be associated with our efforts to undertake operations in the Arab Republic of Egypt. Such operations will be subject to political, economic and other uncertainties, including among other things, the risk of war, revolution, border disputes, expropriation, forced renegotiation or modification of any existing agreement, import, export and transportation regulations, tariffs, taxation policy, including royalty and tax increases and retroactive tax claims, exchange controls, currency fluctuations and other uncertainties arising out of the Arab Republic of Egypt's sovereignty over our operations. If, as a result of political or economic instability, a new government was put in place or new policies assuming a more hostile attitude toward foreign investment were adopted, such events could result in the voiding of our pre-existing agreements and or the expropriation of our assets.

We may not be able to obtain sufficient drilling equipment and experienced personnel to conduct our operations.

In periods of increased drilling activity resulting from high commodity prices, demand exceeds availability for drilling rigs, drilling vessels, supply boats and personnel experienced in the oil and gas industry in general, and the offshore oil and gas industry in particular. This may lead to difficulty and delays, especially in light of our limited resources and operations, in consistently obtaining services and equipment from vendors, obtaining drilling rigs and other equipment at favorable rates, and scheduling equipment fabrication at factories and fabrication yards. This, in turn, may lead to projects being delayed or experiencing increased costs.

Third party operators of the properties in which we have an interest may act in ways that are not in our best interests.

Except in regards to the Freehold Properties, we do not act as the operator with respect to the properties in which we have an interest. Other companies may operate all or a portion of the oil and natural gas properties in which we have an interest, such as the EWA Concession. As a result, we have limited influence over operations on some of those properties or their associated costs. Our limited influence on non-operated properties could result in the following:

•	the operator may initiate exploration or development projects on a different schedule than we prefer;

•
the operator may propose to drill more wells or build more facilities on a project than we have funds for, which may mean that we cannot participate in those projects or share in a substantial share of the revenues from those projects; and

•	if the operator refuses to initiate an exploration or development project, we may not be able to pursue the project.

Any of these events could significantly affect our anticipated exploration and development activities and the economic value of those properties to us as well as the market price, if any, of our common stock.

The success of our business depends upon our ability to find, develop and acquire oil and gas reserves.

To date we have not established reserves on any of our properties; in fact, the one well on which we completed drilling was a dry hole. We are now implementing exploratory activities on our EWA Concession and plan on implementing further exploratory activities on our Freehold Properties in the future. There is, however, no guarantee that such exploratory activities will lead to the identification of additional drill sites or, if identified and wells are drilled, that we will find reserves that we can economically produce. Future drilling activities will subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only as a result of dry holes, which we have experienced, but also from productive wells that do not produce sufficient oil to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and not all wells produce oil and gas. As a result, we may not recover all or any portion of our investment.

If we do not establish reserves and or obtain additional financing, we may not be able to satisfy our substantial capital requirements and may be required to cease or curtail our operations.

If we identify additional drilling targets, we require substantial capital to continue our drilling program with respect to the Freehold Properties and EWA Concession. In addition, our ongoing capital requirements consist primarily of the following items:

•	funding our 2007 capital and exploration budget;

•	other allocations for acquisition, development, production, exploration and abandonment of oil and natural gas reserves.

If we cannot generate sufficient cash flow from operations or raise funds externally in the amounts and at the times needed, we may not be able to discover reserves or meet our financial obligations.  If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease or curtail our operations which could have a materially adverse impact on the market price of our stock.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.  A decline in oil and gas prices will adversely affect our ability to obtain additional financing we will require in order to undertake our future drilling activities.

To date we have funded our capital requirements primarily from the offer and sale of our equity securities through the offer and sale of our common stock.  We will need to raise additional capital to fund any future drilling activities.  Our ability to do so may be adversely affected by any decrease of prices of, and demand for, natural gas and oil. Historically, the markets for natural gas and oil have been volatile and this volatility is likely to continue in the future. The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  Prices for natural gas and oil may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the price of foreign imports;

•	overall domestic and global economic conditions;

•	political and economic conditions or hostilities in oil producing regions, including the Middle East;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	development of alternate technologies; and

•	the price and availability of alternative fuels.

If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease or curtail our operations which could have a materially adverse impact on the market price of our stock.   Additionally, due to world-wide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.  Moreover, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

We will continue to pursue acquisitions and dispositions which if consummated could adversely affect our cash flow and liquidity.

We will continue to seek opportunities to generate value through the purchase and sale of properties. We examine potential transactions on a regular basis, depending on market conditions, available opportunities and other factors. Dispositions of portions of our existing business or properties would be intended to result in the realization of immediate value but would consequently result in lower cash flows over the longer term unless the proceeds are reinvested in more productive assets.

We face competition from a large number of companies many of which have resources far in excess of ours.

The oil and gas industry is highly competitive. We compete with major and independent oil and natural gas companies as well as smaller companies who are better financed than we are, for property acquisitions. We also compete for equipment and labor required for us to develop and exploit our properties. Many of our competitors have substantially greater financial and other resources than we do. As a result, those competitors may be better able to withstand sustained periods of unsuccessful drilling. In addition, larger competitors may be able to absorb the burden of any changes in applicable laws and regulations more easily than we can, which would adversely affect our competitive position. These competitors may be able to pay more for exploratory prospects and productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Our ability to explore for oil and natural gas prospects and to acquire additional properties in the future will depend on our ability to conduct operations and to evaluate and select suitable properties and transactions in this highly competitive environment. Moreover, the oil and natural gas industry itself competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers. Increased competition causing oversupply or depressed prices could greatly affect our operational revenues.

Oil and gas operations, including our contemplated drilling activities, are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Our oil and gas operations in Canada and Egypt are subject to local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

If we do not adequately manage the risks associated with conducting business in foreign countries our business operations will suffer.

A part of our business strategy is to seek to acquire and develop leases and operations in foreign countries. If we are able to implement such strategy, we may experience difficulty in managing international operations as a result of technical problems, distance, language and cultural differences. There are significant risks inherent in doing business on an international level, such as, political and economic instability, civil unrest, crime, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in foreign currency exchange rates, longer payment cycles, problems in collecting amounts due, difficulty in enforcing contracts, seasonal fluctuation in business activity and potential adverse tax consequences. If any of such risks materialize we may have little or no ability to manage them or avert any consequences there from and our business may suffer as a result.

If we fail to obtain the consent of the Egyptian government to our Deed of Assignment application we may need to terminate or curtail our operations.

Our rights in and to the Egyptian Concession are subject to our obtaining governmental approval.  If such approval is not obtained (or if obtained, subsequently revoked), our planned operations may be substantially curtailed. On May 30, 2006, a Deed of Assignment was submitted for governmental approval regarding our 20% working interest in the Egyptian Concession and we have, to date, not yet received a response. Our interest in the exclusive concession for the exploitation of petroleum and natural gas in and throughout the Egyptian Concession is governed by the Concession Agreement and those other licenses and agreements that maybe required thereunder, but which are unknown to us at this time. We can provide no assurance that we will be able to maintain any existing license or agreement or that any existing license or agreement may not be materially varied or that we will be able to acquire any required license or agreement, and if any of our existing licenses or agreements are varied or if we are not successful in maintaining and acquiring other necessary licenses or agreements we may be forced to terminate or curtail our business efforts in Egypt.

We have not established any reserves on any of our properties.  As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Although we have commenced our drilling program on the EWA Concession and drilled an exploratory well on the Fairlight Prospect (which was a dry hole), we have not established any reserves on any of properties.  Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

We do not currently maintain insurance against potential losses and unexpected liabilities.

Our operations are subject to inherent casualty risks such as blowouts, fires, explosions and marine hazards. If any such event occurred, we could be subject to substantial financial losses due to personal injury, property damage, environmental discharge, or suspension of operations. The impact on us of one of these events could be significant. We do not presently have any insurance coverage as to such potential casualties and, even if we were to obtain such insurance coverage, there is no assurance that such coverage will be adequate to protect us against all operational risks.

Although we may purchase insurance at levels we believe to be customary for a company of our size in our industry, we are not fully insured against all risks incident to our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect our operations and financial condition.

We are dependent on retaining our senior management and key personnel and the loss of any of our key management personnel would have an adverse impact on future development and could impair our ability to succeed.

To a large extent, we depend on the services of the founders of the company, and other senior management, advisors, joint partners and personnel. These individuals have critical and unique knowledge of our operations that facilitate the evaluation and acquisitions of existing and potential properties in Canada and Egypt.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  We do not have key man insurance on any of our employees.  The loss of these experienced personnel could have a material adverse impact on our financial condition or operations, including our ability to compete in Canada or Egypt.  Except as to Mr. Pratt, we do not have any formal agreements with these individuals nor do we maintain any insurance against the loss of services by any of these individuals.

We will be required to rely upon services provided to us by third parties.

We expect to be totally dependent upon third-party providers to enable us to engage in all of our business activities. Such parties may include, but may not be limited to, consultants engaged to provide reserve calculations, seismic interpretation and, to the extent required, third party drilling contractors. Accordingly, we will be required to establish and maintain strategic relationships with a wide array of third party providers in order to engage in any meaningful business activity. If we are unable to establish and maintain relationships with such third party providers our business prospects will be impaired.

Our write-downs of the carrying values of oil and natural gas properties may adversely affect our earnings.

We are in the early stages of the exploration and development of unproven properties in Canada and Egypt. We have adopted the “full cost method” of accounting for acquisition, exploration and assessment of exploration properties. Early exploration and the costs including rights to explore, geological and geophysical studies, exploratory drilling and activities in relation to evaluating the technical and feasibility and commercial viability of extracting the oil and gas from the target properties are reasonably viewed necessary to evaluate and determine probable and proven reserves on the properties.

We currently have two full-cost pools, Canada and Egypt. Depletion and amortization of the full-cost pools will be computed using the units of production method based on proven reserves, if any, as determined by the aforementioned activities.

In accordance with the full cost method of accounting, all costs associated with oil and gas property development and investment are capitalized on a project-by-project basis pending determination of the feasibility of the project. Costs incurred include appropriate technical and administrative expenses but not general overheads. Investments in unproven properties and major development projects are not amortized until proven reserves associated with the projects can be determined. If an oil and gas property development project is successful, the related expenditures will be transferred to tangible assets and amortized over the estimated life of the reserves on a unit of production method. Where a project is abandoned or considered to be of no further commercial value to the company, the related costs will be written off.

Unevaluated oil and gas costs are assessed at each period end and where there are indications of impairment the related costs will be written off. The recoverability of unevaluated oil and gas costs is dependent upon the discovery of economically recoverable reserves, our ability to obtain necessary financing to complete the development of reserves and future profitable production or proceeds from the disposition of recoverable reserves.

Terrorist attacks and threats or actual war may negatively affect our business, financial condition and results of operations.

Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Recent terrorist attacks in the United States of America, as well as events occurring in response to or in connection with them, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States of America or its allies, or military or trade disruptions impacting our suppliers or our customers, may adversely impact our operations. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States of America. These occurrences could have an adverse impact on energy prices, including prices for our natural gas and crude oil production. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any or a combination of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.  Our ability to obtain such additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our accumulated deficit, and lack of revenues.  Our company has a limited operating history and is considered in the development stage. The success of our company is significantly dependent on a successful drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. There can be no assurance that our business plan will prove successful, and no assurance that we may be able to operate profitably, if at all.

There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital, and pay for operating expenses and capital requirements until we achieve a positive cash flow.  There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will need funds sufficient to meet our immediate needs and will require further funds to finance the development of our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company.  All or a portion of our interest in our properties may be lost if we are unable to obtain significant additional financing, as we are required to make significant expenditures on the exploration and development of our properties.  Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas, and there can be no assurance that we will establish commercial discoveries on our properties.  We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing on a timely basis required reports and other required information. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal or regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are ever approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

Our proposed business raises potential conflicts of interests between certain of our officers and directors and us.

Certain of our directors are or may become directors of other oil and gas companies and, to the extent that such other companies may participate in ventures in which we may participate, our directors may have a conflict of interest in negotiating and concluding terms regarding the extent of such participation by us and such other companies. In addition, directors may present potential prospects to such other companies rather than presenting the opportunities to us. We have not established any mechanisms regarding the resolution of any such conflict if it were to arise; accordingly, there is no assurance that any such conflict will be resolved in a manner that would not be adverse to our interest.

Moreover, since our inception, we have acquired our property interests from entities controlled by or in which certain of our shareholders and directors have or may have an interests. We did not seek to obtain an independent evaluation of the fairness of the terms and conditions related to our acquisition of these properties. Such terms and conditions may prove to be financially more onerous than if we had acquired such properties from unrelated third parties; and, ultimately may result in the loss of our interests in such properties.

We have agreements in respect of our properties, but our properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title searches, and are subject to a governmental right of participation, resulting in a possible claim against any future revenues generated by such properties.

We have agreements with respect to our oil and gas properties and we believe our interests are valid and enforceable, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect.  These agreements do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title research.  If the interests in our properties are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

A majority of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against our directors or officers.

Risks Related to our Common Stock

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 100,000,000 shares of common stock, each with a par value of $0.001. In the event that we are required to issue any that additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

On July 30, 2007, we signed a Letter of Intent (“LOI”) to complete a business combination with Sea Dragon Energy, Inc. (“Sea Dragon”), a private Canadian corporation.  If the business combination is completed as outlined in the LOI, Mogul Energy’s working interest in the EWA Concession would increase from 20% to 60%.  The LOI contemplates that we would issue common shares in the capital of our company to the current shareholders of Sea Dragon on the basis of one common share of our company for each common share of Sea Dragon currently outstanding.  In addition, outstanding warrants and options in Sea Dragon would be exchanged for warrants and options in the company at the same or similar terms.  In the event that a definitive binding agreement is completed with Sea Dragon, as contemplated in the LOI, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share.  If we issue any such additional shares to the shareholders of Sea Dragon, such issuances will also cause a reduction in the proportionate ownership and voting power of all other shareholders.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase the shares offered by the Selling Shareholders pursuant to this prospectus.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted. The result of this could reduce the value of your stock.

We may issue preferred stock which may have greater rights than our common stock.

We are permitted in our charter to issue up to 10,000,000 shares of preferred stock. Currently no preferred shares are issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common shareholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing them to be converted into shares of common stock, which could dilute the value of common stock to current shareholders and could adversely affect the market price, if any, of our common stock.

Our common stock is a "penny stock," and because "penny stock” rules will apply, you may find it difficult to sell the shares of our common stock you acquired in this offering.

Our common stock is a “penny stock,” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices in our stock often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities & Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. Since his appointment in September 29, 2005, Naeem Tyab, our President has implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes will be implemented over the ensuing year to insure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2003. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we are continuing to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

In October 2006, a lawsuit was filed against our company and Mogul Energy, Ltd. by Transpacific Petroleum Corp. and Dr. Ghareeb Awad, alleging breach of contract and other claims related to the Fairlight Prospect and the EWA Concession.  The litigation filed by Dr. Ghareeb Awad and Transpacific Petroleum Corp. was settled out of court on January 24, 2007, and all claims were resolved.  Under the terms of the settlement the Company agreed to issue 1,000,000 shares of common stock to Dr. Awad and to issue 1,000,000 common shares and pay $20,000 cash to Transpacific for the use of Transpacific’s EWA Seismic Mapping and interpreted Seismic Sections and additional technical information and for the signing by Dr. Awad and Transpacific to the Extension Agreement.   The fair value of the 2,000,000 shares is estimated to be $800,000 based on the most recent cash per share issuance of the Company’s common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits
Exhibit
Number

(3)           (i) Articles of Incorporation; and (ii) Bylaws

3.1           Certificate of Incorporation (1)*
3.2           By-laws (1)*
3.3           Form of Registration Rights Agreement with the Selling Shareholders (1)*
3.4           Form of Subscription Agreement ($0.001) (2)*
3.5           Form of Subscription Agreement ($0.15) (2)*
3.6           Form of Subscription Agreement ($0.40) dated for reference July28,2005 (2)*
3.7           Form of Subscription Agreement($0.40) dated for reference October31,2005 (2)*
3.8           Form of Subscription Agreement ($0.40) dated for reference January19,2006 (2)*
3.9           Form of Flow Through Subscription Agreement ($0.40) dated for reference February 8, 2006 (2)*
3.11         Form of Subscription Agreement for Unit Offering dated for reference April 11,2006 (2)*

(4)           Instruments Defining the Rights of Security Holders

4.1           2007 Stock Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)

5.1           Opinion of Sierchio Greco & Greco, LLP (3)*

10            Material Contracts
10.1         A Binding Farm-Out Agreement East Wadi Araba Concession dated August 6,2005 (1)*
10.2         A Binding Joint Venture Agreement - Egypt dated August 7,2005 (1)*
10.3         Farm-Out Agreement dated September 29, 2005 (1)*
10.4         Farm-out Agreement dated November 8, 2005 (1)*
10.5         Assignment Agreement-East Wadi Araba Concession dated December 9,2005 (1)*
10.6         Assignment Agreement dated December 9, 2005 (1)*
10.7         Amendment to Binding Farm-Out Agreement East Wadi Araba Concession-Egypt dated March30, 2006 (1)*
10.8         Assignment Agreement dated April 4, 2006 (1)*
10.9         Concession Agreement for Petroleum Exploration and Exploitation (the "Concession Agreement") between Dover, the Arab Republic of Egypt and the Egyptian General Petroleum Corporation (“EGPC”) dated July 18,2002 (1)*
10.10       East Wadi Araba Concession - Gulf of Suez, Egypt Amending Agreement dated April13, 2006 (1)*
10.11       Deed of Assignment submitted May 30, 2006 (1)*
10.12       A Binding Agreement dated April 14, 2005 (1)*
10.13       Agreement dated October 2, 2006 with Ernie Pratt (2,3)*
10.14       Office Lease Agreement as amended (2)*
10.15       Promissory note dated April 1, 2006 in the aggregate amount of $113,791.35 (2)*
10.16       Assignment Agreement dated January 24, 2007 (2)*
10.17       Letter of Intent dated July 30, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007)*
10.18       Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*

23.1         Consent of Sierchio Greco & Greco, LLP (included in Exhibit 5.1) (3)*
23.2         Consent of Jorgensen & Co. (incorporated by reference from our Registration Statement on Form SB-2/A filed on May 8, 2007)  (1,2,3,4)*
23.3         Consent of Chapman Petroleum Engineering Ltd. (1,2,3,4)*
31.1         Certification of Principal Executive Officer pursuant to Section 302 (1)
31.2         Certification of Principal Financial and Acconting Officer pursuant to Section 302 (1)
32.1         Certification of Principal Executive Officer and Principal Financial and Acconting Officer pursuant to Section 1350 (1)
99.1         List of Freehold Properties Leases (1)*
99.2         Evaluation of Resource Potential East Wadi Araba Concession, Offshore Gulf of Suez, Egypt (1)*
99.3         Settlement Agreement dated January 24,2007 (2)*

* Previously filed.

1 Filed with our Registration Statement on Form SB-2 filed on November 17, 2006.
2 Filed with our Registration Statement on Form SB-2/A filed on February 6, 2007.
3 Filed with our Registration Statement on Form SB-2/A filed on March 29, 2007.
3 Filed with our Registration Statement on Form SB-2/A filed on April 25, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)

Dated: August 14, 2007

/s/ Mohammad Khan

By: Mohammad Khan, Treasurer
(Principal Financial Officer)

Dated: August 14, 2007