Form 10QSB
period 2007-09-30
Mogul Energy International, Inc.
filed 2007-11-14
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  SEPTEMBER 30, 2007

333-138806
(Commission File Number)

MOGUL ENERGY INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

98-0461623
(I.R.S. Employer Identification Number)

520 Pike Street, Suite 2210
Seattle, WA 98101
(Address of principal executive offices)

(206) 357-4220
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   40,447,887 common shares issued and outstanding as of November 14, 2007

Transitional Small Business Disclosure Format (Check one):	Yes☐	No ☒

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Plan of Operations
Item 3.	Controls and Procedures

PART 2

OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Securities Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Mogul Energy International, Inc.
(an exploration stage enterprise)

Financial Statements
September 30, 2007

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended September 30, 2007 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

Mogul Energy International, Inc.
(an exploration stage enterprise)

BALANCE SHEETS

September 30, 2007
(expressed in U.S. dollars)
(Unaudited)

As at:	September 30,2007	December 31, 2006
Assets:
Current
Cash	$29,756	$4,222
Receivable	31,606	28,196
Total current assets	35,827	57,952
Non-current
Funds held in trust	-	604,479
Equipment – net	1,573	3,125
Exploration and evaluation	2,772,908	591,116
Total non-current assets	2,774,481	1,198,720
Total Assets	$2,810,308	$1,256,672
Current Liabilities:
Accounts payable	$1,165,935	$394,836
Due to officers and directors	246,817	204,540
Loans from shareholders	99,990	179,990
Litigation payable	-	820,000
Total current liabilities	$1,512,742	$1,599,366
Contingencies and commitments	-	-
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(2,822,947)	$(2,313,459)
Common stock $0.0001 par value, 100,000,000 shares authorized, 40,126,458 shares o/s.	4,012	3,449
Additional paid-in capital	3,960,583	1,904,816
Warrants & Options: 625,000 Series A warrants; 1,396,667 Series B warrants; 2,250,000 ESOP outstanding	396,900	62,500
Preferred: 10,000,000 shares authorized, non issued	-	-
Deferred compensation	(234,000)	-
Loss on foreign exchange	(6,980)	-
Total Shareholders’ Equity	1,297,567	(342,694)
Total Shareholders’ Equity and Liabilities	$2,810,308	$1,256,672

See accompanying notes

Mogul Energy International, Inc.
(an exploration stage enterprise)

INTERIM STATEMENTS OF OPERATIONS
(expressed in U.S. dollars)
(Unaudited)

	Nine Months ended September 30, 2007	Nine Months ended September 30, 2006	Three Months ended September 30, 2007	Three Months ended September 30, 2006	Cumulative from July 25, 2005 to September 30, 2007

Revenue	$-	$-	$-	$-		$-

Expenses:
General and administrative	$509,488	$433,272	$241,424	$90,535		$1,238,228
Impairment	-	-	-	-		764,719
Loss on settlement of lawsuit	-	-	-	-		820,000
Net loss for the periods	$509,488	$433,272	$241,424	$90,535		$2,822,947

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)	$

Weighted average common shares outstanding	37,025,147	32,472,032	37,025,147	32,472,032

See accompanying notes

Mogul Energy International, Inc.

(an exploration stage enterprise)

INTERIM STATEMENT OF CASH FLOWS
(expressed in U.S. dollars)
(Unaudited)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Three months ended September 30, 2007	Three months ended September 30, 2006	Cumulative from July 2 5, 2005 to September 30, 2007
Operating Activities
Net loss for periods	$(509,488)	$(433,272)	$(241,424)	$(90,536)	$(2,822,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense (office)	1,552	1,556	519	521	4,639
Changes in non-cash working capital
Accounts payables increase	771,099	391,405	775,400	96,144	1,165,935
GST receivable increase	(3,410)	(57,331)	392	(15,144)	(31,606)
Other payables	(20,000)	(35,094)	-	165,692	764,719
Loss on foreign exchange	(6,980)	-	17,748	-	(6,980)
Shares for litigation payable	(800,000)	-		-	800,000
Cash used in operations	(567,227)	(132,736)	552,635	156,677	(126,240)

Investing Activities
Cash held in escrow/trust	604,479	(667,000)	176,550	-	-
Purchase equipment	-	(3,188)	-	-	(6,209)
Deposits for exploration property	-	77,441	-		-
Exploration and evaluation	(2,181,792)	(1,094,634)	(953,362)	(246,811)	(2,737,627)
Cash used for investing activities	(1,577,313)	(1,687,381)	(776,812)	(246,811)	(2,743,836)

Financing Activities
Due to officers and directors	42,276	143,967	123,800	41,035	246,816
Related party payables	-	(12,691)	-	(1,244)	-
Loans from shareholders	(80,000)	-	(400,010)	-	99,990
Sale of equity securities	2,,156,729	1,566,001	502,729	-	2,527,492
Cash from financing activities	2,119,005	1,697,277	226,519	39,791	2,874,298

Cash beginning of periods	29,756	125,573	1,880	53,075	-
Increase (Decrease) in cash during	(25,534)	(122,840)	2,342	50,343	4,222

Cash at end of periods	$4,222	$2,733	$4,222	$2,733	$4,222

Interest and taxes paid during period	None	None	None	None	None

Mogul Energy International, Inc.
(an exploration stage enterprise)

INTERIM STATEMENT OF CASH FLOWS (Continued)
(expressed in U.S. dollars)
(Unaudited)

Cumulative from July 25, 2005 to September 30,2007
Supplemental disclosure of non-cash working capital activities:
-Common stock issued 2,000,000– to settle lawsuit	$800,000
Supplemental disclosure of non-cash financing activities:
-Common stock issued 224,231- as compensation	$72,000
-Common stock issued 18,750- as payment for services	7,500
-Common stock issued 1,366,669- as debit repayment for shareholder loans	410,000
-Common stock issued 2,000,000– Resource Property	$800,000

See accompanying notes

Mogul Energy International, Inc.
(an exploration stage enterprise)

NOTES TO SEPTEMBER 30, 2007
INTERIM FINANCIAL STATEMENTS
(expressed in U.S. dollars)
(Unaudited)

NOTE 1 – Interim Reporting

The information presented in the accompanying interim nine month financial includes all adjustments which are, in the opinion of management, necessary to present fairly the financial, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as Mogul Energy International, Inc.’s December 31, 2006 annual financial statements.  All adjustments are of a normal recurring nature.

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

NOTE 3 - Related Party Transactions

On June29, 2005, the Company purchased an option to acquire a 20% working-interest in the EWA Concession (see note 5) from Mogul Energy, Ltd. (MEL) for $75,000. The Company subsequently exercised this option. MEL’s president, a close family member of the Company’s President, owned 22% of the Company’s outstanding shares as of September 30, 2007. Also, MEL’s President is a major shareholder and Board member of Sea Dragon Energy, Inc., a private Canadian corporation.

Sea Dragon Energy, Inc. gained the right to acquire a 40% working-interest in the EWA Concession from MEL on April 13, 2006. The Company, together with Sea Dragon Energy, Inc., met the requirement for the EWA Concession by depositing $2,000,000 with an escrow agent.

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

On January 24, 2007 the Company acquired 100% of the interests in the Freehold Properties in Canada (see note 5).

The Company owed its officers and directors $246,815, at September 30, 2007, consisting of a zero-interest loan of $92,960 to an officer of the Company.  The Company owed an officer and director of the Company, for expenses incurred on the Companies behalf, an additional $111,034.  The remainder is owed to officers and directors for unpaid compensation and amounted to approximately $36,600.  On August 28, 2007, the Company retired $410,000 in shareholder loans for 1,366,667 shares at a value of $0.30 a share.  In addition, the Company received a $10,000 unsecured, non-interest bearing loan during the quarter.

Certain accounting and administrative work for the Company, MEL, and Sea Dragon Energy, Inc. is conducted by the same individuals from office space located in Vancouver, British Columbia.  Other disclosures involving related parties are found throughout the notes to the financial statements.

Unaudited

On July 30, 2007, the Company signed a Letter of Intent for a proposed business combination with Sea Dragon Energy, Inc., to increase Mogul Energy's interest in the East Wadi Araba Concession, Gulf of Suez, Egypt from 20% to 60%.  Pursuant to the terms of the proposed business combination the Company would issue to shareholders of Sea Dragon Energy, Inc., up to a maximum of 40,497,500 common shares, warrants to acquire an aggregate of 3,873,750 common shares, and compensation options to acquire an aggregate of 529,000 shares.  For additional information please refer to the Company’s Current Report on Form 8-K filed August 7, 2007 and November 13, 2007.

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

On August 8, 2007 the Company approved a stock incentive plan and granted 2,250,000 stock options to executive officers, directors and employees.  The fair value of the stock options was $229,500.

On August 28, 2007 the company issued 1,366,667 units valued at $0.30 per share to repay a shareholder loan of $410,000.  Each unit was made up of one common share and one Class B warrant.  Each Class B warrant allows the holder to purchase one share of the Company’s stock at $0.40 per share for a period of two years.  The fair value of the shares was $367,633 and the fair value of the Class B warrants was $41,000.

On September 13, 2007 the Company issued 30,000 units valued at $0.25 per unit consisting of one common share and one Class B purchase warrant.  Each Class B warrant allows the holder to purchase one share of the Company’s stock at $0.40 per share for a period of two years.  The fair value of the shares was $6,600 and the fair value of the Class B warrants was $900.

Warrant and Options

The following are details related to warrants and options issued by the company:

	September 30, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the period	625,000	$0.10	625,000	$0.10
Granted	1,396,669	$0.03
Exercised
Forfeited
Expired
Outstanding at the end of period	2,021,669	$0.05	625,000	$0.10
Weighted average exercise price of options granted during the year	2,250,000	$0.30	-	-
Weighted average fair value of options granted during the year	2,250,000	$0.13	-	-

Fair Value Assumptions – The fair value of warrants and options granted is estimated on the date granted using the Black-Scholes option pricing model with following weighted average assumptions used for the grants:

1.
For the period ended September 30, 2007, risk free interest rates ranging from 3.73% to 4%, expected dividend yields of zero, expected life ranging from two years, and expected volatility ranging from 2% to 51%.

Unaudited

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

A summary of the status of the warrants under various agreements follows during fiscal 2007:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	1,396,669	2.00	$0.40	1,396,669	$0.40

For year ended December 31, 2006

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	625,000	0.63	$0.50	625,000	$0.50

Preferred Stock

The Company’s Articles of Incorporation authorize its Board of Directors, without approval from the common shareholders, to issue 10,000,000 shares of preferred stock in any series, rights and preferences as determined by the Board. Preferred shares may be issued that have greater voting rights than the common stock, diluting the value of any outstanding shares of common stock.

NOTE 5 - Oil and Gas Properties

Working-interests owned by the Company include the right to drill, produce and conduct operating activities on the property, and the right to a share of any production, subject to all related royalties, overriding royalties, and other burdens, all costs of exploration, development and operations, and all risks. Of the working-interest at September 30, 2007, $1,531,805 relates to the East Wadi Araba Concession (EWA Concession) and $1,241,103 relates to the Freehold Properties. None of these costs are subject to amortization.

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

Farm-out Agreement

The parties to the August 6, 2005 Binding Farm-Out Agreement (“Farm-out Agreement”), include Dover, MEL, Transpacific and Dr. Ghareeb M. Awad (the President of Transpacific). Under the Farm-out Agreement, MEL was assigned an 85% working-interest in the Concession Agreement, subject to the satisfaction of certain conditions, with Dover retaining a 15% carried-interest. Under a separate agreement dated August 7, 2005, MEL assigned a 25% carried-interest in the Concession Agreement to Transpacific.  Dover, MEL and Transpacific are each organized under the laws of Canada.

Unaudited

On April13, 2006, the Farm-out Agreement was amended so that an obligation to deposit $2,000,000 with an escrow agent replaced the requirement of a Letter of Guarantee. In satisfaction of the amended agreement, $2,000,000 was deposited with an escrow agent on April 21, 2006, with the Company contributing $667,000, and Sea Dragon Energy, Inc., contributing $1,333,000.

On August 1, 2006, the funds were transferred, as per the Amending Agreement dated April 13, 2006, to the National Bank of Abu Dhabi in Egypt.  These funds will be used at the discretion of the operator, Dover Investments Limited, to drill the first well required on the concession by July 17, 2007, as per the extension agreement dated January 24, 2007.

As of June 30, 2007, the Company’s interest in the original escrow balance amount was reduced to nil, with the $176,550 difference added to exploration and evaluations account.  The cost overruns were attributable to the exploration drilling program on the Egyptian Concession an additional $774,520 was added to the exploration and evaluation account and charged to accounts payable.

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

Exploratory Drilling

On September 18, 2007 the Company received notification from project operator Dover that the deviated onshore EWA-4X well penetrated a Carboniferous Nubia formation with several potential sandstone reservoirs.  However, none of these potential reservoirs provided indications of economic hydrocarbon accumulations.  The well is being electric wire-line logged and prepared for final plugging and abandonment.  The EWA Concession is being retained and no impairment was recognized during the period.

Unaudited

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

Freehold Lease Acquisitions

On January 24, 2007, Transpacific was issued 1,000,000 common shares and has assigned to the Company its 25% interest in all mineral interests in lands referred to as the Freehold Properties in Saskatchewan, Canada.  The estimated fair value of this transaction was $400,000. Mogul Energy Ltd. also agreed to assign its 25% interest in all mineral interests in lands referred to as the Freehold Properties to the Company in consideration for 1,000,000 shares of the Company’s common stock.  The estimated fair value of this transaction was $400,000.  These transactions gave the Company a 100% interest in the 9,300 acres collectively referred to as the “Freehold Properties.” Mogul Energy International, Inc. is the sole operator of the Freehold Properties.  The cost of acquisition and purchase of these leases accounts for approximately $1,241,100 of the company’s “exploration and evaluation” assets.

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

Exploration

The Company anticipates entering into significant financial commitments for exploration of the EWA Concession and the Freehold Properties, to be funded from future capital contributions.

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

Unaudited

Operating Agreements

The Company expects to execute a joint operating agreement with Sea Dragon Energy, Inc. (replacing Transpacific), to conduct exploration for the EWA Concession, but has not yet done so. The final terms of the agreements could significantly impact the financial condition of the Company.  The current operator of the EWA Concession is Dover Investments Ltd.

NOTE 8 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares is 37,025,147shares for the period ended September 30, 2007.

NOTE 9 – Subsequent Events

On November 12, 2007, the Company issued a news release to announce that it intends to focus on exploration of its oil and gas exploration properties in South East Saskatchewan, Canada, by financing a planned winter drill program.  The Company also announced that it has agreed with Sea Dragon Energy Inc. not to proceed with a business combination that was the subject of a Letter of Intent dated July 30, 2007.  For additional information please refer to the Company’s Current Report on Form 8-K filed November 13, 2007.

On November 12, 2007, the Company issued a press release pursuant to Rule 135c of the United States Securities Act of 1933 (the “Securities Act”), as amended, announcing its intention to conduct two private placements of its common stock to investors in Canada:  one offering on a flow-through basis, pursuant to the Income Tax Act (Canada), and another non-flow-through offering.  The Company expects to raise approximately $3 million through the private placements.  The shares to be issued under the private placements have not been registered under the Securities Act and may not be offered or sold directly or indirectly within the United States or to or for the account or benefit of U.S. Persons (as such term is defined in Regulation S as promulgated under the Securities Act) absent registration or an applicable exemption from registration.  The Company believes that the shares, which will be sold only to persons who are not U.S. Persons, are exempt from registration under Regulation S.  For additional information please refer to the Company’s Current Report on Form 8-K filed November 13, 2007.

NOTE 10 – Capitalized costs related to the oil and gas acquisitions and exploration activity

Canada
Costs at Dec. 31, 2006	$441,103
Additions:
Exploration	$-
Lease property acquisition costs	$800,000
Less accumulated depreciation, depletion, amortization and impairment	-
Net book value September 30, 2007		$1,241,103

Egypt
Cost at Dec. 31, 2006	$150,013
Additions:
Exploration costs capitalized	1,381,791
Amortization	-
Net book value September 30, 2007		1,531,805

Total net book value at September 30, 2007		$2,772,908

Unaudited

NOTE 11 – Impairment

Based on the results of our ceiling tests, the September 30, 2007 balance sheet assets did not exceed the full cost method allowable ceiling for either the Canadian or Egyptian cost pools, and as a result no impairment expense was recorded for the interim period.

NOTE 12 – Litigation Settlement

The litigation filed by Dr. Ghareeb Awad and Transpacific Petroleum Corp. was settled out of court on January 24, 2007.  Under the terms of the settlement the Company agreed to issue 1,000,000 shares of common stock to Dr. Awad and to issue 1,000,000 common shares and pay $20,000 cash to Transpacific for the use of Transpacific’s EWA Seismic Mapping and interpreted Seismic Sections and additional technical information and for the signing by Dr. Awad and Transpcific to the Extension Agreement.   The fair value of the 2,000,000 shares is estimated to be $800,000 based on the most recent cash per share issuance of the Company’s common shares

Mogul Energy International, Inc.
(an exploration stage enterprise)

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events and/or our future financial performance.  Generally, you can identify forward-looking statements by terminology such as “intends,” "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", or "potential" or the negative of these terms or other comparable terminology. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  These statements reflect only our current expectations and involve known and unknown risks, uncertainties and other factors, many of which are unforeseen, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP). The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us," and "our" mean Mogul Energy International, Inc. (the “Company”).

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

We currently hold petroleum leases and a concession in two major areas, as follows:  a one hundred percent (100%) interest in approximately 9,300 acres situated in South East Saskatchewan acquired under sixty-eight (68) separate freehold oil and gas leases (the “Freehold Properties”); and a twenty percent (20%) working interest in the East Wadi Araba (EWA) Concession located in the Gulf of Suez, covering approximately 295 square kilometers in the sovereign territory of the Arab Republic of Egypt (the “EWA Concession”).  We recently completed drilling on the EWA-4X exploration well on the Egyptian Concession.  The results of the drilling on the EWA 4X did not provide evidence of economic hydrocarbon accumulations, thus no testing is planned and the well has been electric wire-line logged and prepared for final plugging and abandonment.  We currently have no drilling program underway on the Freehold Properties, but expect to continue our drilling program in the future.  We previously drilled a dry well on Saskatchewan P&NG Lease PN 46794 (“the Fairlight Prospect”).  Our fifty percent (50%) interest in the Fairlight Prospect has expired and has not been renewed.  Because of the Fairlight Prospect’s proximity to our Freehold Properties, we believe that the information gathered from our drilling activities on the Fairlight Prospect will be of assistance in planning our exploration and drilling activities on the Freehold Properties.  We have yet to establish any reserves on our properties.

Cash Requirements

For the next 12 months we plan to initiate a drilling program and explore for petroleum and natural gas on the Freehold Properties in Saskatchewan.  We do not have plans to continue our drilling program in Egypt at this time.

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

In November 2005, we completed the offer and sale of an aggregate of 29,264,310 shares to twenty two (22) “accredited investors,” at a price of $0.001 per share or an aggregate of $29,264.31. The shares were sold to (a) 10 persons residing in Canada; (b) 5 persons residing in the United States; and (c) 7 persons residing in jurisdictions other than Canada or the United States; the sales to persons residing in Canada and or jurisdictions other than Canada or the United States were made pursuant to Regulation S, as promulgated under the Securities Act and, the sales to persons residing in the United States were made pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D as promulgated under the Securities Act. In Canada, we also relied upon the prospectus and registration exemption afforded by section 2.4 [Private Issuer] of National Instrument 45-106 - Prospectus and Registration Exemptions (“NI-45-106”).

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

During 2006, we issued 1,765,000 shares on a Flow-through basis pursuant to the Income Tax Act (Canada).  During 2006, the Company issued 1,250,000 units consisting of one share of common stock and one Series A Warrant. The Series A warrants are not transferable. Two of these warrants and $0.50 can be exchanged for one share of common stock. These warrants expire on April 18, 2008, and all 1,250,000 warrants were outstanding at March 31, 2007.

On August 8, 2007 the Company approved a stock incentive plan and granted 2,250,000 stock options to executive officers, directors and employees.  The fair value of the stock options was $229,500.

On August 28, 2007 the company issued 1,366,667 units valued at $0.30 per share to repay a shareholder loan of $410,000.  Each unit was made up of one common share and one Class B warrant.  Each Class B warrant allows the holder to purchase one share of the Company’s stock at $0.40 per share for a period of two years.  The fair value of the shares was $367,633 and the fair value of the Class B warrants was $41,000.

On September 13, 2007 the Company issued 30,000 units valued at $0.25 per unit consisting of one common share and one Class B purchase warrant.  Each Class B warrant allows the holder to purchase one share of the Company’s stock at $0.40 per share for a period of two years.  The fair value of the shares was $6,600 and the fair value of the Class B warrants was $900.

Over the next twelve months we intend to use all available funds to conduct a drilling program on the Freehold Properties.  The Company does not intend to complete the business acquisition with Sea Dragon, as outlined in a Letter of Intent dated July 30, 2007, and has put on hold its prior plans to explore and develop the EWA Concession.  We estimate that the following funding will be required over the next twelve months to conduct the drilling program on the oil and gas leases that form the Freehold Properties:

Estimated Funding Required During the Next Twelve Months

Drilling & Development	$1,500,000	to	$2,000,000
Offering Costs & Expenses	$200,000	to	$250,000
General Corporate Expenses	$900,000	to	$1,000,000
Working Capital	$400,000	to	$500,000
Total	$3,000,000	to	$3,750,000

The minimum expenditures noted above will allow us to maintain our oil and gas leases on the Freehold Properties in good standing and will provide us with sufficient funds to plan and execute exploration and development of the Freehold Properties and pay for general and administrative expenses. While our historic focus has been on the exploration and development of the EWA Concession and the Freehold Properties, over the next twelve months, we plan to focus substantially on the Freehold Properties.  Because our minimum estimated funding for the next twelve months is estimated to be between $3,000,000 to $3,750,000, and our total current assets as at September 30, 2007 were $35,827, we will be required to raise additional funds at the present time. In the event that we are able to raise further funds, we will primarily expend such funds as described above.  For additional information please refer to the Company’s Current Report on Form 8-K filed November 13, 2007, and the section titled “Milestones” below.

As at September 30, 2007, we had $1,512,742 in current liabilities. Our financial statements report a net loss of $241,424 for the three month period ended September 30, 2007, compared to a net loss of $90,535 for the three month period ended September 30, 2006.   Our expenses increased by approximately $150,000 and were attributable to a $54,800 added expense for stock options vested during the quarter.  Filing and transfer agent costs increased by approximately $16,000, and executive fees and salaries also increased by approximately $80,000 due to additional staff this period as to the comparable period ended September 30, 2006.

Our total liabilities as of September 30, 2007 were $1,512,742 as compared to total liabilities of $1,599,366 as at December 31, 2006. The decrease was primarily due to the settlement with Dr. Ghareeb Awad and Transpacific for stock valued at $800,000 and cash of $20,000.  In addition, loans from shareholders were reduced pursuant to conversion of debt to equity resulting in a decrease in our liabilities.  The company issued 1,366,667 units valued at $0.30 per unit consisting of one share and one series B share purchase warrant to a shareholder for debt of $410,000.  This decrease was offset by cost overruns incurred on the drilling program on our 20% working interest in the East Wada Araba Concession.  Estimated and actual costs exceeded budgeted and allocated funds by approximately $775,000 due to equipment failures, specifically regarding faulty mud pumps, and in delays in attaining permits which caused significant delays during the drilling of the EWA 4X exploration well.  The drilling encountered no significant hydrocarbons and has been subsequently plugged and abandoned.  The cost overrun has been recorded in accounts payable.

During the cumulative period from June 25, 2005 to September 30, 2007 we had capitalized assets for exploration and evaluation of $2,772,908.  Of this amount 1,241,103 was due to leases and evaluation of leased property in Saskatchewan, Canada. We have also capitalized $1,531,805 in exploration costs attributable to our 20% working interest on our EWA Concession asset in the Gulf of Suez, Egypt.  We wrote down 764,719 at December 31, 2006 due to a dry hole and the expiration of our crown lease on the Fairlight prospect, Saskatchewan, Canada.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised and will need to continue to raise additional capital as discussed above.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, and in the Company’s Current Report on Form 8-K filed November 13, 2007, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our Freehold Properties over the next twelve months:

•
Complete drilling of the 3 wells on the Freehold Properties.  The outcome of the drilling of the wells on the Freehold Properties may result in a commercial oil and gas discovery or the information obtained from drilling the wells will assist the company in making future decisions about exploration and development.

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting concessions in Saskatchewan, Canada and in the Gulf of Suez, Egypt. To date, execution of our business plan has largely focused on the acquisition of the petroleum concessions in Canada and Egypt, as well as the prior drilling program on the Fairlight Prospect in Saskatchewan, and the drilling program on the EWA Concession in the Suez Canal. We intend to establish a going forward exploration and development plan.  In the near term, we are focusing on the Freehold Properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending September 30, 2008.

Employees

In addition to our directors and officers we also have two full-time independent contractors. We will continue to outsource any additional contracts as needed. If we are successful in our initial and any subsequent drilling programs we may retain additional employees or contractors.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 but do not expect that it will have a material effect on our financial statements.

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

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (GAAP) used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

As at September 30, 2007, we do not have any proved reserves.

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

We were organized on July 25, 2005, and have only recently acquired our interests in the Canadian Property Interests in Saskatchewan and the Egyptian Concession.  For the period from July 25, 2005 (inception) to December 31, 2005, we incurred an operating loss of $136,920.  For the year ended December 31, 2006, we incurred an operating loss of $2,313,459.  For the period from July 25, 2005 to September 30, 2007, we incurred an operating loss of $2,822,947.  We expect to incur substantial operating losses for the foreseeable future, as well.

For the period July 25, 2005 (inception) to September 30, 3007, our cumulative deficit was $2,822,947. We are in the exploration stage of our business development. Other than the acquisition of our property interests, the drilling program on the Fairlight Prospect, and the drilling program on the EWA Concession, we have not engaged in any substantive business operations to date. We have engaged only in preliminary, exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans. Our preliminary exploratory activities have, to date, resulted in one “dry-hole” drilled on the Fairlight Prospect and one non-commercial hole drilled on the EWA Concession. We have a very limited operating history upon which you can evaluate our business and prospects.  Accordingly, you should consider and evaluate our business prospects by considering the risks associated with our early stage status and lack of operational experience.

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

Numerous risks affect our drilling activities, including the risk of drilling non-productive wells or dry holes. To date, we have completed drilling on two wells – one on the Fairlight Prospect and one on the EWA Concession – and both wells were non-commercial “dry holes.” The cost of drilling, completing and operating wells, and of installing production facilities and pipelines is often uncertain.  Also, our drilling operations could diminish or cease due to a number of factors, including any of the following:

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

To date we have not established reserves on any of our properties; in fact, the two wells on which we completed drilling were “dry holes.” We now plan on implementing further exploratory activities on our Freehold Properties in the future. There is, however, no guarantee that such exploratory activities will lead to the identification of additional drill sites or, if identified and wells are drilled, that we will find reserves that we can economically produce. Future drilling activities will subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only as a result of dry holes, which we have experienced, but also from productive wells that do not produce sufficient oil to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and not all wells produce oil and gas. As a result, we may not recover all or any portion of our investment.

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

Our rights in and to the Egyptian Concession are subject to our obtaining governmental approval.  If such approval is not obtained (or if obtained, but subsequently revoked), our planned operations may be substantially curtailed. On May 30, 2006, a Deed of Assignment was submitted for governmental approval regarding our 20% working interest in the Egyptian Concession and we have, to date, not yet received a response. Our interest in the exclusive concession for the exploitation of petroleum and natural gas in and throughout the Egyptian Concession is governed by the Concession Agreement and those other licenses and agreements that maybe required thereunder, but which are unknown to us at this time. We can provide no assurance that we will be able to maintain any existing license or agreement or that any existing license or agreement may not be materially varied or that we will be able to acquire any required license or agreement, and if any of our existing licenses or agreements are varied or if we are not successful in maintaining and acquiring other necessary licenses or agreements we may be forced to terminate or curtail our business efforts in Egypt.

We have not established any reserves on any of our properties.  As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on our properties.

Although we have drilled an exploratory well on the EWA Concession and on the Fairlight Prospect (both of which were “dry holes”), we have not established any reserves on any of properties.  Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

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

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional Vstock, your percentage interest in us will be diluted. The result of this could reduce the value of your stock.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. Since his appointment in September 29, 2005, Naeem Tyab, our President, and other management and officers have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes will be implemented over the ensuing year to ensure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2002. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we are continuing to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.  Item 1 of the Company’s Quarterly Report on Form 10-QSB for the Period Ending June 30, 2007 is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceed

The statements in Part I, Note 4 are incorporated by reference herein.

On August 28, 2007, the Company agreed to convert its debt in the amount of $410,000 to equity through the issuance of 1,366,667 Units.  Each Unit, valued at a price of $0.30, consists of one share of the Company’s common stock at $0.001 par value per share and one Class B Warrant to purchase one share of the Company’s common stock at $0.40 per share for a period of two years.

On September 13, 2007 the Company issued 30,000 units valued at $0.25 per unit consisting of one common share and one Class B purchase warrant.  Each Class B warrant allows the holder to purchase one share of the Company’s stock at $0.40 per share for a period of two years.

There were no commissions paid in connection with these transactions.  We believe that these transactions are exempt from registration pursuant to Regulation S, as promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”).  The securities to which these transactions relate have not been registered under the Securities Act, and were not offered or sold directly or indirectly within the United States or to or for the account or benefit of U.S. Persons (as defined in Regulation S).  The securities were sold only to persons who are not U.S. Persons and who otherwise satisfy the requirements of the applicable securities laws of the jurisdiction of their residency.

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
3.10         Form of Subscription Agreement for Unit Offering dated for reference April 11,2006 (2)*

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

31.1         Certification of Principal Executive Officer pursuant to Section 302
31.2         Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1         Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

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
4 Filed with our Registration Statement on Form SB-2/A filed on April 25, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)

Dated:  November 14, 2007

/s/ Mohammad Khan

By: Mohammad Khan, Treasurer
(Principal Financial Officer)

Dated:  November 14, 2007