Form 10KSB
period 2007-12-31
Mogul Energy International, Inc.
filed 2008-04-15
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE
ACT OF 1934

Commission File Number:  333-138806

MOGUL ENERGY INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0461623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 520 Pike Street, Suite 2210
Seattle, WA 98101
(Address of principal executive offices)

(206) 357-4220
(Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
 OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
 OF THE EXCHANGE ACT:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                           Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer had no revenues for the fiscal year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

47,165,987 common shares @ $0.13 (1) = $6,131,578.31
(1) Average of bid and ask closing prices on March 31, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐ N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

47,165,987 common shares issued and outstanding as of March 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Mogul Energy International, Inc.
(an exploration stage enterprise)

PART I

ITEM 1.                     DESCRIPTION OF BUSINESS.

Forward-Looking Statements

This annual report on Form 10-KSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events and/or our future financial performance.  Generally, you can identify forward-looking statements by terminology such as “intends,” "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", or "potential" or the negative of these terms or other comparable terminology. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  These statements reflect only our current expectations and involve known and unknown risks, uncertainties and other factors, many of which are unforeseen, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us," and "our" mean Mogul Energy International, Inc. (the “Company”).

Business Development

We are a Delaware corporation formed on July 25, 2005, with our principal place of business in the State of Washington.  We are an independent oil and gas exploration company established to take advantage of the low cost acquisition opportunities near other producing and proven oil fields. Since our formation, we have engaged in only limited activities related to the acquisition of our property rights and financing activities. To date, we have not generated any operating revenues.  The address of our website is www.mogulenergy.com. Information on our website is not part of this report.

Our strategy is to expand through an aggressive plan of development of our current properties and, if warranted, the acquisition and development of properties that have:

▪	Low entry cost as measured on a dollar per barrel for proven and potential reserves;
▪	Ready access to infrastructure allowing for production within a short time period without significant capital commitments; and
▪	Ready access to local and export markets without the need for immediate investment in pipeline construction projects.

Initially, we intend to use of third-party providers to engage in most if not all of our oil and gas producing activities.

Business of the Issuer

The Company is in the oil and gas exploration business.  Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting concessions in Saskatchewan, Canada and in the Gulf of Suez, Egypt. To date, execution of our business plan has largely focused on the acquisition of petroleum concessions in Canada and Egypt, as well as a prior drilling program on the Fairlight Prospect in Saskatchewan, and a drilling program on the EWA Concession in the Gulf of Suez. We intend to establish a going forward exploration and development plan.  In the near term, we are focusing on the Freehold Properties in Saskatchewan, Canada.  Other than the acquisition of our property interests, the drilling program on the Fairlight Prospect, and the drilling program on the EWA Concession, we have not engaged in any substantive business operations to date. We have engaged only in preliminary, exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans.

Employees

In addition to our directors and officers we also have a full-time employee, and we hire independent contractor consultants as required. We will continue to outsource any additional contracts as needed.  If we are successful in our initial and any subsequent drilling programs we may retain additional employees or contractors.

ITEM 1A.                  RISK FACTORS.

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements".  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.  Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

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

Risks Associated With Our Business

We have a limited operating history which makes your evaluation of our business difficult. We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

We were organized on July 25, 2005, and have only recently acquired our interests in the Canadian Property Interests in Saskatchewan and the Egyptian Concession.  For the period from July 25, 2005 (inception) to December 31, 2007, we incurred an operating loss of $2,040,761.  For the year ended December 31, 2006, we incurred an operating loss of $2,176,540.  For the period from July 25, 2005 to December 31, 2007, we incurred an operating loss of $4,354,221.  We expect to incur substantial operating losses for the foreseeable future, as well.

For the period July 25, 2005 (inception) to December 31, 3007, our cumulative deficit was $4,354,221. We are in the exploration stage of our business development. Other than the acquisition of our property interests, the drilling program on the Fairlight Prospect, and the drilling program on the EWA Concession, we have not engaged in any substantive business operations to date. We have engaged only in preliminary, exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans. Our preliminary exploratory activities have, to date, resulted in one “dry-hole” drilled on the Fairlight Prospect and one non-commercial hole drilled on the EWA Concession. We have a very limited operating history upon which you can evaluate our business and prospects.  Accordingly, you should consider and evaluate our business prospects by considering the risks associated with our early stage status and lack of operational experience.

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

If we identify additional drilling targets, we require substantial capital to continue our drilling program with respect to the Freehold Properties and EWA Concession. In addition, our ongoing capital requirements consist primarily of the following items:

•	funding our 2008 capital and exploration budget;

•	other allocations for acquisition, development, production, exploration and abandonment of oil and natural gas reserves.

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

Our rights in and to the Egyptian Concession are subject to the approval of the Egyptian government and we may need to terminate or curtail our operations if a required future license or agreement cannot be obtained.

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

ITEM 2.                     DESCRIPTION OF PROPERTY.

Our principal office is located at 520 Pike Street, Suite 2210, Seattle, Washington, USA 98101.  We also have administrative offices located at 207 West Hastings Street, #1111, Vancouver, British Columbia, Canada V6B 1H7.  Both of these offices are leased.  We lease office space in Seattle, Washington, from The Law Office of Mussehl & Khan, a law firm in which Mohammad Khan (one of our officers) and Robert C. Mussehl (one of our directors) are partners. The lease payments are currently $425 per month. The office lease may be terminated by either party upon 30 days notice to the other.  The Vancouver location is leased for CDN$475 per month, renewable annually.  Our premises are adequate for our current operations, and we do not anticipate that we will acquire or lease additional premises in the foreseeable future.

We currently hold petroleum leases and a concession in two major areas, as follows:  a one hundred percent (100%) interest in approximately 9,300 acres situated in South East Saskatchewan acquired under sixty-eight (68) separate freehold oil and gas leases (the “Freehold Properties”); and a twenty percent (20%) working interest in the East Wadi Araba (EWA) Concession located in the Gulf of Suez, covering approximately 295 square kilometers in the sovereign territory of the Arab Republic of Egypt (the “EWA Concession”).  We recently completed drilling on the EWA-4X exploration well on the Egyptian Concession.  The results of the drilling on the EWA 4X did not provide evidence of economic hydrocarbon accumulations, thus no testing is planned and the well has been electric wire-line logged, plugged and abandoned.  We currently have no drilling program underway on the Freehold Properties, but expect to continue our drilling program in the future.  We previously drilled a dry well on Saskatchewan P&NG Lease PN 46794 (“the Fairlight Prospect”).  Our fifty percent (50%) interest in the Fairlight Prospect has expired and has not been renewed.  Because of the Fairlight Prospect’s proximity to our Freehold Properties, we believe that the information gathered from our drilling activities on the Fairlight Prospect will be of assistance in planning our exploration and drilling activities on the Freehold Properties.  We have yet to establish any reserves on our properties.

ITEM 3.                      LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceedings in which we are a party, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the period of this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MGUY.”  As of March 31, 2008, there were 47,165,987 common shares issued and outstanding.

Our stock began trading on the OTCBB on July 11, 2007.  Following are the high and low sales prices by quarter since that time:

OTC Bulletin Board Sales Prices for MGUY
Quarter Ended	High	Low
September 30, 2007	0.56	0.10
December 31, 2007	0.20	0.09

The closing price of our stock on March 31, 2008 was $0.13.

Holders

As of December 31, 2007, there were at least 61 shareholders of record of the Company’s common stock.  The transfer agent and registrar for our common stock is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251 (Tel: (480) 481-3940, Fax: (480) 481-3941).

Dividends

To date the Company has the Company has not declared or paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant. Our board of directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences over the holders of the common stock as to payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company’s Board of Directors approved a 2007 Stock Incentive Plan on or about August 8, 2007, which authorized the issuance to management and employees of up to 4,000,000 shares of the Company’s common stock.  To date, the Board has approved the issuance of options to purchase 2,250,000 of the Company’s common stock at a price of $0.30 per share, expiring August 7, 2012.  The options vest sequentially over a one-year period that commenced on August 8, 2007.

Recent Sales of Unregistered Securities

On March 3, 2008, the Company sold 50,000 shares of common stock at $0.15 per share.  We believe that the transaction is exempt from registration pursuant to Regulation S, as promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”).  The securities to which this offering relate have not been registered under the Securities Act, and were not offered or sold directly or indirectly within the United States or to or for the account or benefit of U.S. Persons (as defined in Regulation S).  The securities were sold only to persons who are not U.S. Persons and who otherwise satisfy the requirements of the applicable securities laws of the jurisdiction of their residency.

There have been no other sales of unregistered securities since the Company’s last report of such sales on Form 8-K dated February 14, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

ITEM 6.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

We do not anticipate any significant changes to the number of employees.

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

Over the next twelve months we intend to use all available funds to conduct a drilling program on the Freehold Properties.  We estimate that the following funding will be required over the next twelve months to conduct the drilling program on the oil and gas leases that form the Freehold Properties:

Estimated Funding Required During the Next Twelve Months

Drilling & Development	$1,500,000	to	$1,750,000
Offering Costs & Expenses	$100,000	to	$150,000
General Corporate Expenses	$400,000	to	$500,000
Working Capital	$300,000	to	$400,000
Total	$2,300,000	to	$2,800,000

                The minimum expenditures noted above will allow us to drill three non-contingent oil and gas prospects and pay for general and administrative expenses. While our historic focus has been on the exploration and development of the EWA Concession and the Freehold Properties, over the next twelve months, we plan to focus substantially on the Freehold Properties.  Because our minimum estimated funding for the next twelve months is estimated to be between $2,300,000 to $2,800,000, and our total current assets as at December 31, 2007, were $718,080, we will be required to raise additional funds at the present time.  In the event that we are able to raise further funds, we will primarily expend such funds as described above

As at December 31, 2007, we had total assets of $1,997,378, compared to $1,256,672 for the prior period.  Current assets includes $454,824 for subscriptions related to the issuance of 2,526,800 common shares of the Company subscribed for but not yet issued as of December 31, 20007.  Non-Current assets increased as the Company increased its interest in its Canadian Freehold properties to 100% by acquiring the interests of Mogul Energy Ltd. and Transpacific Petroleum Corp. in leases previously held jointly through the issuance of 1,000,000 shares with a fair market value of $400,000 to each party.  All Cash held in trust from the previous period been spent on our drilling program on the EastWadi Araba (“EWA”) Concession in Egypt.

During the period, capitalized costs of $1,302,177, as compared to $764,719 for the prior year, were recognized as impaired and expensed.  Of these expensed costs for the year, $1,264,317 was due to a dry hole drilled on the EWA Concession.  The EWA Concession remains unproven for commercially recoverable hydrocarbons.  An additional charge was taken of $37,860 pertaining to acquisition costs on our Freehold Properties in Saskatchewan due to leases opted for but for which contracts were never entered into or discharged.  During 2006, the Company recognized an impairment charge of $764,719 due to a dry hole drilled on the Fairlight Prospect in Saskatchewan.  The lease for Fairlight Prospect subsequently expired on March 31, 2007.

As at December 31, 2007, we had $1,424,090 in current liabilities. Our financial statements report a net loss of $2,040,761 for the year ended December 31, 2007, compared to $1,599,366 in current liabilities and a net loss of $2,176,540 for the year ended December 31, 2006.   While our total liabilities decreased by approximately $136,000, we owed a related party $680,033 for cash calls received from our Operator for drilling and abandonment costs related to our operations on the EWA Concession.  Loans to officers and directors decreased.  Loans to shareholders decreased during the period by $410,000 through the issuance of 1,366,667 units of the Company’s common shares.  This increased the amount of shares and warrants outstanding.  During the prior year the Company incurred and settled a lawsuit for $20,000 and 2,000,000 common shares that had a fair market value of $800,000.  General and administrative expenses increased from $591,821 at year end 2006 to $738,584 at year ended 2007.  This was primarily due to a noncash charge of $117,000 due to the charges related to compensation costs for the Company’s employee stock option plan.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending December 31, 2008.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements for the period ended December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”.

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

As at December 31, 2007, we do not have any proved reserves.

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

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7.                      FINANCIAL STATEMENTS.

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statement of Shareholders’ Equity	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–7

 Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mogul Energy International, Inc.
(an exploration stage company)
Seattle, WA

We have audited the accompanying balance sheets of Mogul Energy International, Inc., a Delaware corporation, as of December 31, 2007 and December 31, 2006, and the related statements of operations, shareholders' equity and cash flows for the years then ended, and for the period from July 25, 2005 (inception) to December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mogul Energy International, Inc. (an exploration stage company) as of December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the years then ended, and for the period from July 25, 2005 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the exploration stage, has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plan to address these matters is disclosed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, in April 2007 an error in applying Regulation S-X, Rule 4-10(c) was discovered resulting in an overstatement of assets as of December 31, 2006, and an understatement of the 2006 operating loss in the amount of $764,719. The 2006 financial statements have been restated to correct this error.

Jorgensen & Co.

/s/ Jorgensen & Co.
(a registered public accounting firm)
April 8, 2007
Bellevue, Washington

Mogul Energy International, Inc.
(an exploration stage enterprise)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2007	December 31, 2006
Assets:
Current
Cash	$227,226	$29,756
Receivable	35,744	28,196
Subscriptions receivable	454,824	-
Prepaid	286	-
Total current assets	718,080	57,952
Non-current
Funds held in trust	-	604,479
Equipment – net	1,055	3,125
Exploration and evaluation	1,278,243	591,116
Total non-current assets	1,279,298	1,198,720
Total Assets	$1,997,378	$1,256,672
Current Liabilities:
Accounts payable	$465,942	$394,836
Cash call payable – exploration	680,033	-
Due to officers and directors	178,125	204,540
Loans from shareholders	99,990	179,990
Litigation payable	-	820,000
Total current liabilities	$1,424,090	$1,599,366

Contingencies and commitments	-	-

Shareholders’ Equity:
Deficit accumulation during exploration stage	$(4,354,221)	$(2,313,459)
Common stock $0.0001 par value, 100,000,000 shares authorized, 42,367,593 shares o/s.	4,236	3,449
Additional paid-in capital	4,498,832	1,904,816
Warrants & Options: 625,000 Series A warrants; 1,396,667 Series B warrants; 2,250,000 ESOP;106,055 Broker warrants o/s	462,624	62,500
Preferred: 10,000,000 shares authorized, non issued	-	-
Foreign exchange adjustment	(38,183)	-
Total Shareholders’ Equity	573,288	(342,694)
Total Shareholders’ Equity and Liabilities	$1,997,378	$1,256,672

(The accompanying notes are an integral part of these financial statements)

Mogul Energy International, Inc.
(an exploration stage enterprise)
Statements of Operations
(expressed in U.S. dollars)

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative from July 25, 2005 (inception) to December 31, 2007

Revenue
Deferred revenue	$-	$-	$-
Expenses:
General and administrative	$(738,584)	$(591,821)	$(1,467,326)
Impairment	(1,302,177)	(764,719)	(2,066,895)
Settlement of lawsuit	-	(820,000)	(820,000)

Net loss for the periods	$(2,040,761)	$(2,176,540)	$(4,354,221)

Basic and diluted loss per share	$(0.05)	$(0.07)

Weighted average common shares outstanding	37,449,327	32,472,032

(The accompanying notes are an integral part of these financial statements)

Mogul Energy International, Inc.
(an exploration stage enterprise)
Statement of Shareholders’ Equity
(expressed in U.S. dollars)

	Number of Common shares	Par Value	Additional Paid in Capital	Warrant & Options	Translation Adjustment	Deficit Accumulated During Exploration Stage	Totals
Shares issued at $0.001	29,264,310	2,926	26,338	-	-	-	29,264
Shares issued at $0.15	590,000	59	88,441	-	-	-	88,500
Shares issued at $0.40	717,500	72	286,928	-	-	-	287,000
Net loss for period	-	-	-		-	(136,919)	(136,919)
12/31/2005 balances	30,571,810	$3,057	$401,707	$-	$-	$(136,919)	$267,845
Shares issued at $0.40	2,665,000	267	1,065,734	-	-	-	1,066,001
Units (Shs & wnts) at $0.40	1,250,000	125	437,375	62,500	-	-	500,000
Net loss for the year	-	-	-	-	-	(2,176,540)	(2,176,540)
12/31/2006 balances	34,486,810	$3,449	$1,904,816	$62,500	$-	$(2,313,459)	$(342,694)
Shares for lawsuit @$0.40	2,000,000	200	799,800	-	-	-	800,000
Shares for cash	2,045,334	204	280,879	-	-	-	281,083
Subscribed shares @$0.18	-	-	462,324	-	-	-	462,324
Sh and opt for debt for cash	3,366,667	337	1,168,663	267,500	-	-	1,436,500
Sh and opt for services	468,786	46	116,350	132,624	-	-	249,020
Deferred Compensation	-	-	(234,000)	-	-	-	(234,000)
Translation adjustment	-	-	-	-	(38,183)	-	(38,183)
Net loss for the year	-	-	-	-	-	2,040,762)	(2,040,762)
12/31/2007 balances	42,367,597	$4,236	$4,498,832	$462,624	$(38,183)	$(4,354,221)	$(573,288)

(The accompanying notes are an integral part of these financial statements)

Mogul Energy International, Inc.
(an exploration stage enterprise)
 Statements of Cash Flows
(expressed in U.S. dollars)

	For the Year ended December 31		Cumulative from July 25, 2005 (inception)
	2007	2006	to December 31
			2007
Operating Activities
Net loss for periods	$(2,040,762)	$(2,176,540)	$(4,354,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense (office)	2,070	2,077	5,154
Impairment	1,302,177	764,719	2,066,897
Shares and options for services	249,020	-	249,020
Changes in non-cash working capital
Accounts payables (decrease) increase	71,106	352,409	465,942
Receivable increase	(7,548)	(24,428)	(35,477)
Prepaid	(286)	-	(286)
Litigation payable	(820,000)	820,000	-
Cash used in operations	(1,244,223)	(261,763)	(1,602,971)

Investing Activities
Funds held in escrow/trust	604,479	(604,479)	-
Purchase equipment	-	(3,187)	(6,209)
Deposit for exploration property	-	77,441	-
Exploration and evaluation	(1,189,304)	(1,204,845)	(2,737,627)
Cash used for investing activities	(584,825)	(1,735,070)	(3,351,349)

Financing Activities
Due to officers and directors	(26,415)	167,716	178,125
Related party payables	-	(12,691)	-
Cash call payable	680,033	-	680,033
Loans from shareholders	(80,000)	179,990	99,990
Sale of equity securities	281,083	1,566,000	4,261,848
Shares and option for debt for cash	410,000	-	-
Shares issued for litigation payable	800,000	-	-
Cash from financing activities	2,064,701	1,901,016	5,219,996

Foreign exchange adjustment	(38,183)	-	(38,450)

Increase (Decrease) in cash during	197,470	(95,817)	265,676
Cash beginning of periods	29,756	125,573	-

Cash at end of periods	$227,226	$29,756	$227,226

Interest and taxes paid during period	None	None	None

(The accompanying notes are an integral part of these financial statements)

Mogul Energy International, Inc.
(an exploration stage enterprise)
Statement of Cash Flows
Supplemental Information

Cumulative from July 25, 2005 (inception)) to December 31 ,2007
Supplemental disclosure of non-cash working capital activities:

-Issue 2,000,000 shares of common stock to settle lawsuit	$800,000

-Issued 178,07 7 shares of common stock as compensation	$66,000

-Issued 290,709 shares of common stock as payment for services	$50,396

-Issued 1,366,669 shares of common stock and options to repay shareholders loans	$410,000

-Issued 2,000,000 shares of common stock for Resource Property	$800,000

(The accompanying notes are an integral part of these financial statements)

NOTE 1 - Organization and Nature of Business

Mogul Energy International, Inc. (Company) was formed as a Delaware corporation on July 25, 2005 to engage in the business of oil and gas exploration.  The Company’s business activities included financing and acquiring drilling prospects and exploration for oil and gas.

The Company acquires low entry cost exploration prospects, as measured on a dollar per barrel for proven and potential reserves in proximity to producing oil fields, and exploring for oil and gas reserves.

NOTE 2 - Accounting Policies

Financial Statement Presentation and Going Concern

The Company is considered an exploration stage corporation because it has had no revenues from its intended principal business and has not yet achieved commercial production.

The Company has working capital deficiency, a history of operating losses, and a $4,354,221 accumulated deficit on December 31, 2007.  These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations.

Although there is no assurance that the Company will be successful in these actions, management believes that it will be able to secure the necessary financing to continue operations for the foreseeable future.  Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the reported expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  Such adjustments, if needed, would be material and would have an adverse effect on the ability of the Company to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires use of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates. Principal estimates used in the preparation of the financial statements include estimates for carrying amounts of exploration properties, the realizable value of capitalized resource properties including exploration and evaluation costs as well as amounts recorded for impairment related to these capitalized resources. Future operations will be affected to the extent there are material differences between the estimated and actual amounts.

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for the exploration of its oil and gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, directly related overhead costs and related asset retirement costs and costs of drilling exploratory productive and non-productive wells into full cost pools on a country-by-country basis. The Company currently has two full-cost pools, Canada and Egypt.

The Company applies a ceiling test quarterly to the capitalized costs in its full cost pools. Amounts in excess of the ceiling test limits are charged to operations as impairment expense in the period of the test until proven reserves are available. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from any proved reserves, based on the existing economic and operating conditions. Specifically, the ceiling test is calculated so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of any oil and gas reserves (with consideration of price changes only to the extent provided by contractual  arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. At December 31, 2007, the Company had no properties with proven reserves and recorded impairment charge of $37,860 for contracts either discharged or never entered into on its Canadian cost pool and an impairment charge of $1,264,317 for cost capitalized in relation to a dry hole in the Egyptian cost pool.

Oil and gas property costs are considered tangible assets consistent with the views set forth in Emerging Issues Task Force Issue 04-02.

Revenue Recognition

The Company will recognize petroleum and natural gas revenues from its interests in producing wells as petroleum and natural gas is produced and sold from these wells and ultimate collection is reasonably assured.

Cash

Cash, demand deposits and investment securities with maturities of no more than 90 days are considered cash for financial reporting purposes.

Goods and Services Tax Receivables (GST)

The Company was owed $35,744 as of December 31, 2007 related to the Canadian GST tax. Management expects that the full amount to be paid (refunded) within 12 months of the balance sheet date. Due to the nature of this receivable Management does not consider an allowance for uncollectible to be necessary.

Equipment

The Company capitalizes the costs of equipment during the year placed in service, and depreciates these assets over three years using the straight-line method. During 2007 and 2006, the Company capitalized purchases of office equipment of $3,187 and $3,022, respectively.  No equipment has been acquired and capitalized in 2007.

Abandonment Costs

Liabilities for costs to abandon exploration properties are estimated and reflected in the financial statements in the period that exploratory drilling activities commence with a corresponding amount added to exploration costs. The amount recognized is the present value of the estimated future expenditure determined in accordance with local conditions and requirements. Change in the present value of the estimated expenditure is reflected as an adjustment to the provision and the capitalized exploration costs. A provision for abandonment costs is recognized at the commencement of production, or in the period the decision is made to abandon unsuccessful properties. As of December 31, 2007, the Company had no production, or proven or probable reserves or abandonment costs.

Foreign Exchange Rate

The Company’s functional and reporting currency is the United States Dollar.  Transactions denominated in foreign currencies are translated into US dollars at the rate of exchange in effect at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies have been translated into US dollars at the rate of exchange in effect at the balance sheet date with the impact reflected as the cumulative translation adjustment in the equity section of the balance sheet, a foreign exchange translation adjustment of $38,183.  Losses resulting from translation are included in the determination of income. Gains from currency transactions of $1,903 and $4,548 were accounted for as a reduction of general and administrative expenses during 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, which requires, among other things, that the Company can provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss carry-forward.  On December 31, 2007, the Company had a net operating loss carry-forward of approximately $1,578,921 ($3,089,905, less $706,000 and $804,984 in losses flowed through to Canadian investors 2006 and 2007 respectively), available to reduce income taxes in future years. Because of the uncertainties surrounding the realization of any economic benefit related to the deferred net loss carry-forward, an allowance account has been established so that no future benefit is reflected as an asset at December 31, 2007.

Share Issue Costs

Finder’s fees and commissions paid to agents and underwriters and share issue costs such as legal, accounting, auditing, and printing costs incurred on the issuance of shares are charged directly to share capital.

Stock-based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of SFAS No. 123R.

NOTE 3 - Related Party Transactions

On June 29, 2005, the Company acquired the right to acquire an option for a 20% working-interest in the EWA Concession (see note 5) from Mogul Energy Ltd. (MEL) for $75,000. The Company subsequently exercised this option. MEL’s president, a close family member of the Company’s president, owned 26% of the Company’s outstanding shares as of December 31, 2006.  Also, MEL’s president is a major shareholder and Board member of Sea Dragon Energy Inc.

Sea Dragon Energy Inc. acquired the right to acquire a 40% working-interest in the EWA Concession from MEL on April 13th, 2006. The Company together with Sea Dragon Energy Inc. met the requirement for the EWA Concession by depositing $2,000,000 with an escrow agent.  Also, accounting and administrative work for the Company, MEL and Sea Dragon Energy Inc. are conducted by the same individuals from office space located in Vancouver, British Columbia.

On November 8, 2005, the Company acquired a 50% working-interest in the Fairlight prospect, with MEL retaining a 25% carried-interest.

The Company and MEL have entered into an agreement with Transpacific Petroleum Corp. (Transpacific) to be the Operator for oil and gas exploration of the Fairlight prospect. Under the terms of this agreement, the Company is obligated to pay the expenses incurred by the Operator for exploration and related work on this prospect. As consideration for being the Operator, Transpacific received from MEL a 25% carried-interest in the Fairlight prospect for the first exploration well, and a 25% working-interest thereafter.

The Company owed its officers and directors $178,125 at December 31, 2007, including $92,949 for noninterest bearing short-term loans and $47,700 for accrued salaries. The remainder is owed to the president of the Company for unreimbursed travel expenses incurred on behalf of the Company.

The Company also owes two shareholders $99,990 for demand loans made to the Company.

The Company owes Sea Dragon Energy Inc (Sea Dragon) $680,033 for a cash call payable, representing cash calls required to be paid by the Company to fulfill its 1/3rd working interest in the exploration program on the EWA Concession in 2007 (Note 5). These cash calls were paid by Sea Dragon on the Company’s behalf.  The payable is to be satisfied through the completion of the Sale and Purchase Agreement between Egypt Oil Holdings and the Company (Note 12).  The amount payable is noninterest bearing, unsecured, and has no other specific terms or conditions.

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

During 2006, the Company issued 1,250,000 units consisting of one share of common stock and one Series A Warrant. The Series A warrants are not transferable. Two of these warrants and $0.50 can be exchanged for one share of common stock. These warrants expire on April 18, 2008, and all 1,250,000 warrants were outstanding at December 31, 2007.

On August 8th, 2007 the Company approved a stock incentive plan and granted 2,250,000 stock options to executive officers, directors and employees.  The fair value of the stock options was $229,500.

On August 28, 2007 the company issued 1,366,667 units valued at $0.30 per share to repay a shareholder loan of $410,000.  Each unit was made up of one common share and one Class B warrant.  Each Class B warrant allows the holder to purchase one share of the Company’s stock at $0.40 per share for a period of two years.  The fair value of the shares was $369,000 and the fair value of the Class B warrants was $41,000.

On November 12, 2007, the Company issued a press release pursuant to Rule 135c (“Rule 135c”) of the United States Securities Act of 1933 (the “Securities Act”), as amended, announcing its intention to conduct two private placements of its common stock to investors in Canada:  one offering on a flow-through basis, pursuant to the Income Tax Act (Canada), and another non-flow-through offering.  The Company expects to raise approximately $3 million through the private placements.  The shares to be issued under the private placements have not been registered under the Securities Act and may not be offered or sold directly or indirectly within the United States or to or for the account or benefit of U.S. Persons (as such term is defined in Regulation S as promulgated under the Securities Act) absent registration or an applicable exemption from registration.  The Company believes that the shares, which will be sold only to persons who are not U.S. Persons, are exempt from registration under Regulation S.

In connection with the November 12th, 2007 press release, announcing the intention of the Company to conduct two private placements of its common stock to investors in Canada: one offering on a flow through basis and the other on a non-flow-through basis.  On December 31, 2007 the company issued 1,945,334 on a Flow-through basis pursuant to the income tax laws of Canada (Income Tax Act (Canada)) at a price of $0.18 for one common share of the company.  Total proceeds of the offering were $281,083 on December 31, 2007.  An additional 2,526,800 common shares had been subscribed for as of December 31, 2007 and cash of 454,824 had been received for the flow-through shares were issued subsequent to December 31, 2007.  Share issuance costs amounted to $83,977.  In connection with this issue the company issued 106,055 finders’ fee warrants.  Each warrant allows the holder to purchase one common share of the company for $0.20 per common share for a period of two years.  The fair value of the warrants was $8,124 calculated using the Black-Scholes method: risk free rate 3.05%, share price $0.18, strike price $0.20, volatility 83% and dividend yield 0.00.

On December 31, 2007 the company issued 100,000 shares for $0.15 per common share for total proceeds of $15,000.

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

	December 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding warrannts at beginning of the period	625,000	$0.10	625,000	$0.10
Warrants Granted	1,396,669	$0.03
Exercised
Forfeited
Expired

Outstanding at the end of period	2,021,669	$0.05	625,000	$0.10

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

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

The following are details related to warrants issued by the company as finders’ fees:

	December 31, 2007
	Shares	Weighted Average Exercise Price
Warrants Granted	106,055	$0.20
Exercised
Forfeited
Expired

Outstanding at the end of period	106,055	$0.20

For the period ended December 31, 2007,  risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%. A summary of the status of the warrants under various agreements follows during fiscal 2007:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40	1,396,669	2.00	$0.40	1,396,669	$0.40

.For year ended December 31, 2006

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50	625,000	0.63	$0.50	625,000	$0.50

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  To date 900,000 options have vested.  The following table summarizes the continuity of the Company’s stock options:

	December 31, 2007
	Options	Weighted Average Exercise Price
Options outstanding	900,000	$0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	900,000	$0.30

The fair value of the options was calculated using the Black Scholes method: risk free rate 3.73%, share price $0.28, strike price $0.30, volatility 51% and dividend yield 0.00.

Compensation charges associated with the employee stock option plan in the amount of $117,000 is included in the statement of operations for the year ended December 31, 2007.

Preferred Stock

The Company’s Articles of Incorporation authorize its Board of Directors, without approval from the common shareholders, to issue 10,000,000 shares of preferred stock in any series, rights and preferences as determined by the Board. Preferred shares may be issued that: have greater voting rights than the common stock, diluting the value of any outstanding shares of common stock.

NOTE 5 - Oil and Gas Properties

Working-interests owned by the Company are the rights to drill, produce and conduct operating activities on the property and to a share of any production subject to all related royalties, overriding royalties and other burdens, and to all costs of exploration, development and operations and all risks. Of the working-interest at December 31, 2007, $75,000 relates to the East Wadi Araba Concession (EWA Concession). At December 31, 2007 a further $1,264,317 classified as impaired and expensed due to a dry hole on property with unproven reserves, in the Egypt cost pool.  As of December 31, 2007 Canadian Freehold properties consist of $1,203,240 At December 31, 2007 acquisition cost of  $37,860 was classified as impaired and expensed relating to options on contracts entered into but either discharged or never elected. During 2006,  $764,719 was classified as impaired and expensed due to a dry hole, in the Canadian cost pool.

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

The Concession Agreement

The Concession Agreement for Petroleum Exploration and Exploitation (Concession Agreement) dated April 7, 2002 is an agreement between Dover Investments Limited (Dover), A.R.E, and the Egyptian General Petroleum Corporation (EGPC). The Concession Agreement gives Dover certain rights and interests for the exclusive exploitation of petroleum and natural gas in and throughout the EWA Concession.

Farmout Agreement

The parties to the August 6, 2005 Binding Farm-Out Agreement (Farmout Agreement), include Dover, MEL, Transpacific and Dr. Ghareeb M. Awad (the president of Transpacific). Under the Farmout Agreement, MEL was assigned 85% working-interest in the Concession Agreement, subject to the satisfaction of certain conditions, with Dover retaining a 15% carried-interest. Under a separate agreement dated August 7, 2005, MEL assigned a 25% carried-interest in the Concession Agreement to Transpacific. Dover, MEL and Transpacific are each organized under the laws of Canada.

On April 13, 2006, the Farmout Agreement was amended so that an obligation to deposit $2,000,000 with an escrow agent replaced the requirement of a Letter of Guarantee. In satisfaction of the amended agreement, $2,000,000 was deposited with an escrow agent on April 21, 2006, the Company contributing $667,000 and Sea Dragon Energy Inc. contributing $1,333,000.

On August 1, 2006 the funds were transferred, as per the Amending Agreement dated April 13, 2006, to the National Bank of Abu Dhabi in Egypt.  These funds will be used at the discretion of the operator, Dover Investments Limited, to drill the first well required on the concession by July 17, 2007 as per the extension agreement dated January 24, 2007 (See Note 9).

After amending the Farmout Agreement on April 13, 2006, the ownership interests in the EWA Concession are as follows:

Sea Dragon Energy Inc.	40% Working-interest
Mogul Energy International, Inc.	20% Working-interest
Transpacific Petroleum Corp.	25% Carried-interest
Dover Investments Limited	15% Carried-interest

The Company’s portion of the letter of guarantee was satisfied by the deposit of $667,000 formerly held in trust to secure the working interest in the Egyptian Concession.  As per agreement these funds are currently held jointly by Dover and Sea Dragon at the National Bank of Abu Dhabi in Egypt and will be used to carry out exploration activities on the EWA Concession.  Dover is the current operator of the project in Egypt.

In the event of a commercial discovery the parties to the April 13th Farmout Agreement are entitled to recover all costs, expenses and expenditures in respect of the exploration, development and related operations out of 30% of all petroleum produced and saved respective of each parties percentage interest in the Agreement (Cost Recovery Petroleum).  Past exploration costs which have been approved by EGPC are approximately US$ 8 million of which the Company will be entitled to 20% recovered through oil profits.

The remaining 70% of petroleum is divided between the Egyptian General Petroleum Corporation (EGPC) and the parties to the Farmout Agreement as follows:

Crude Oil and Gas	EGPC	Parties to Farmout Agreement
Up to 25,000 BOPD	75%	25%
Greater than 25,000 BOPD	80%	20%

An Extension Agreement was executed on January 24, 2007 between Dover Investments Limited, Transpacific, Mogul Energy Ltd., Dr. Awad, Sea Dragon Energy Inc. and Mogul Energy International, Inc. allowing Sea Dragon Energy Inc. and Mogul Energy International, Inc. until July 17, 2007 to complete the first well, and until July 17, 2009 to complete a second and to third well subject to the approval from EGPC and ARE.

Exploratory Drilling on EWA Concession

On September 18, 2007, the Company received notification from the project operator, Dover, that the deviated onshore EWA-4X well penetrated a Carboniferous Nubia formation with several potential sandstone reservoirs.  None of these potential reservoirs provided indications of economic hydrocarbon accumulations.  The well was electric wire-line logged and prepared for final plugging and abandonment.  The EWA Concession is being retained and no impairment was recognized during the period.  Costs of $1,339,317 incurred to date primarily consist of materials and drilling, geological and geophysical consulting fees and general and administrative related to exploration activities in Egypt.

During 2007, the Company’s interest in the original escrow balance amount was reduced to a nominal value with the $604,146 difference added to exploration costs.  Additional costs related to the of $680,033 are classified as amounts payable and are payable to Sea Dragon and relate to costs associate to drilling the exploratory well that have been paid for by Sea Dragon on Mogul’s behalf.  The payable is to be paid off based on the terms of the Sale and Purchase Agreement between Egypt Oil Holdings Ltd. (EOH) and Mogul for the acquisition of Moguls 20% working interest being acquired by EOH (See Subsequent Event Note).

Canadian Property Interests

Exploratory Drilling

On May 28, 2006 a drill stem test at exploratory well no. 1 (the Fairlight Prospect) was concluded. The aggregate capitalized cost for this test well was $764,719. No hydrocarbons were recovered although certain shows were encountered during drilling. The well has been plugged and abandoned.  No further exploration on the Fairlight Prospect is planned and the lease on this specific property will expire on March 31, 2007 and will not be renewed. Data gained from the well has been evaluated to determine further exploration plans on the Freehold Properties.  Costs of this dry hole exceeded the cost ceiling test for the cost pool, resulting in an impairment charge to operations for 2006 for the full aggregate cost of the exploratory well.

Freehold Lease Acquisitions

The company has continued to acquire mineral rights in what it refers to as its Freehold Properties.  Costs for acquisition and purchase of these leases account for approximately $1,203,247.  The Company currently holds the oil and gas mineral rights to approximately 9,300 acres.

The Company held a 50% working-interest in an additional 9,300 acres.  During 2007, the company entered into agreements with both Transpacific and MEL giving it 100% interest in these properties (See Note 9).  These properties are leases for 3 years with a lump sum rental fee plus a royalty of 15% of all leased substances produced, saved and sold if used by the lessee less any expenses reasonably incurred (including a reasonable rate of return) for separating, treating, processing, compressing and transporting leased substances to the point of sale beyond the wellhead. There is no obligation to do any work on these leased lands.

On January 24, 2007 Mogul Energy Ltd. Agreed to assign its 25% interest in all mineral interests in lands referred to as the Freehold Properties to Mogul Energy International, Inc. in consideration for 1,000,000 shares of the Company’s common stock.  Thereby, giving MEI a 100% interest in the 9,300 acres collectively referred to as the Freehold Properties.  The fair value of the 1,000,000 common shares received by Mogul Energy Ltd. is $400,000.

Mogul Energy International, Inc. is the sole operator of the Freehold Properties.

NOTE 6 - Commitments

Office Lease

The Company rents office space from a Director of the Company on a month-to-month basis for $390 per month.

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

In order to drill for, recover, transport or sell any gas or oil from the properties subject to the Company’s drilling rights, the Company will generally be required to obtain additional licenses and permits and enter into agreements with various landowners and/or government authorities. The issuance of these permits and licenses generally will be contingent upon the consent of the governmental authority having jurisdiction over the property, which entities have broad discretion in determining whether or not to grant such authority. These licenses, permits, and agreements will generally contain numerous restrictions and require payment of development and exploration fees and royalties typically based on the recoverable reserves or expenditures. The amount of any such fee and royalties and other terms will determine in part, the commercial viability of any extraction prospect.

NOTE 8 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares is 37,449,327 and 6,923,307shares for the periods ended December 31, 2007 and 2006 respectively.

NOTE 9 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Canada
Costs at Dec. 31, 2006	$441,103	$-
Additions:
Exploration	$-
Lease property acquisition costs	$800,000
Less impairment during 2007	(37,860)
At Dec. 31, 2007		-
Provided during the period		-
Net book value December 31, 2007		$1,203,243

Egypt
Cost at Dec. 31, 2006	$150,013
Additions:
Exploration costs capitalized	1,189,304
Less Impairment during 2007	(1,264,317)
At December 31, 2007		-
Provided during the period		-
Net book value December 31, 2007		75,000
Total net book value at December 31, 2007		$1,278,243

Note 10– Restatement

Based on a review of the impairment test under full cost accounting, the December 31, 2006 financial statements have been restated to reflect a correction of an error in applying the ceiling test specified by Regulation S-X, Rule 4-10(c) to the exploration and evaluation asset as of December 31, 2006.

As a result of implementing the correct application of impairment test under Regulation S-X, Rule 4-10(c), the restated December 31, 2006 financial statements reflect an increased impairment charge and net loss from operations in the amount of $764,719, resulting in an increase of net loss per share from $(0.03) to $(0.07) for the year ended December 31, 2006, as restated. In addition, exploration and evaluation assets and net assets decreased by $764,719; and the December 31, 2006 retained deficit was increased by $764,719. Cash flow from operating activities was not affected for the year ended December 31, 2006, however, a line item in the amount of $764,719 has been included to reconcile net loss from operation to cash flow from operations for the year ended December 31, 2006. Respective corrections were made for the restated cumulative amounts for the period from inception to December 31, 2006. The correct application of the impairment test did not affect any period other than the year ended December 31, 2006.

NOTE 11 – Litigation Settlement

The litigation filed by Dr. Ghareeb Awad and Transpacific Petroleum Corp. was settled out of court on January 24, 2007.  Under the terms of the settlement the Company agreed to issue 1,000,000 shares of common stock to Dr. Awad and to issue 1,000,000 common shares and pay $20,000 cash to Transpacific for the use of Transpacific’s EWA Seismic Mapping and interpreted Seismic Sections and additional technical information and for the signing by Dr. Awad and Transpcific to the Extension Agreement.   The fair value of the 2,000,000 shares is estimated to be $800,000 based on the most recent cash per share issuance of the Company’s common shares

NOTE 12 – Subsequent Events (Unaudited)

On January 5, 2008 Dover Investments Ltd., the current operator on the EWA Concession, entered into the Second Extension for the EWA Concession and the relinquishment of 25% of the original Concession.  The extension was pursuant to Sea Dragon putting in place a Letter of Guarantee of US$3,483,114.  This was completed on January 15, 2008 within the time allowable by EGPC.  As a result the Extension has been granted.

The Company has entered into an agreement with Egypt Oil Holdings Ltd. (“EOH”), a Company incorporated under the Canadian Business Corporations Act on October 22, 2007 will acquire, though two Sale and Purchase agreements a 20% interest in the EWA Concession from Mogul for 4,000,000 common shares and CDN$100,000 (USD$98,000), and a further 15% in the EWA Concession from the Dover Group for 5,000,000 shares of EOH’s common stock and Thereby, giving EOH a 35% interest in the EWA Concession.

Sea Dragon and EOH, have entered into a share exchange agreement effective March 21, 2008, to which Mogul is party.  Sea Dragon will issue to EOH, 24,000,000 common shares of Sea Dragon in exchange for all of the issued and outstanding common shares of EOH.  EOH will become a fully owned subsidiary of the Company upon completion of the share exchange.  Upon the execution of the aforementioned agreements Sea Dragon will be the beneficial holder of a 75% interest in the EWA concession.  Mogul, as a result of the aforementioned agreements, will hold 4,000,000 shares of Sea Dragon.

In multiple closing subsequent to December 31, 2007 in relation to the non-flow-through financing as outlined in the news release of November 12, 2007 the company has raised an additional $364,950 through the issuance of 2,433,000 shares at a price of $0.15 per common share.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

None.

ITEM 8A.                   CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. Since his appointment in September 29, 2005, Naeem Tyab, our President, and other management and officers have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes will be implemented over the ensuing year to ensure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2002. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we are continuing to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting during our first fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed herein.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B.                    OTHER INFORMATION.

The Company has signed an Agreement of Purchase and Sale (the “Agreement”) with Egypt Oil Holdings Ltd. (“Egypt Oil”), Sea Dragon Energy Inc. (“Sea Dragon”), and Dover Investments Limited (“Dover”), and a related Share Exchange Agreement.  The Agreement is still subject to a number of factors.  Under the Agreement, Mogul agrees to sell its 20% working interest in the East Wadi Araba (EWA) Concession in the Gulf of Suez, Egypt in exchange for satisfaction of its outstanding liabilities (the “Debt Obligation”) relating to the Company’s recent drill program on the EWA Concession and a cash payment of US$100,000 and equity participation in the purchaser in the amount of 4 million (4,000,000) shares.  The Company estimates that the Debt Obligation to be covered by the Agreement will be at least US$650,000.  The Company will be seeking shareholder approval of the Agreement once the transaction closes.

Sea Dragon, Egypt Oil and Dover are private Canadian corporations.  Sea Dragon and Dover have working and carried interests, respectively, in the EWA Concession.  Certain of the Mogul’s management and significant shareholders are also management and shareholders of Sea Dragon Energy Inc.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors, Executive Officers, Promoters and Control Persons

The following table and text set forth the names and ages of all directors and executive officers of the Company as of the date of this report. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position	Held Position Since
Naeem Tyab	41	President and Director	September 29, 2005
Ernie Pratt	57	Director	October 2, 2006
Sohail S. K. Kiani	45	Executive Vice President	September 29, 2005
Robert C. Mussehl	69	Director	August 11, 2005
Mohammad Khan	30	Treasurer	September 29, 2005

Business Experience and Educational Background

The following represents a summary of the business history of each of the named individuals for the last five years:

Mr. Naeem Tyab - President and Director

Mr. Tyab has been the president and a director of the Company since September 29, 2005. Between April 2002 and prior to his appointment as president of our Company Mr. Tyab acted as an independent consultant to a number of public and private oil and gas companies in relation to their financing and acquisition activities. Prior thereto and from December 1997 to March 2002, Mr. Tyab was involved in the venture capital and investment banking industry in his capacity as a registered representative for a Canadian based securities dealer.

 Mr. Sohail S. K. Kiani - Executive Vice President

Mr. Kiani has been the executive vice president of the Company since September 29, 2005. For the previous four years Mr. Kiani has been an independent financial services consultant specializing in the energy sector. In addition, from July 2001 to October 2005, Mr. Kiani was a director and executive vice president for Oracle Energy Corp. (TSX:V). Mr. Kiani graduated from the University of Massachusetts with a Bachelor degree.

Mr. Ernie Pratt - Director

During the past 5 years Mr. Pratt has acted as President of Lateral Development Group Ltd., a technical consulting company focused on Canadian and International oil and gas exploration projects. Mr. Pratt has in excess of 32 years experience in development and management of oil and gas exploration and development programs in Canadian frontier areas, in western Canada and internationally. Mr. Pratt graduated from the University of Alberta with a Masters of Science Degree with specialization in Geology. He is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the American Association of Petroleum Geologists.

Mr. Robert C. Mussehl - Director

Since 2004 Mr. Mussehl has been a principal partner in the law firm of Mussehl and Khan, located in Seattle, Washington. Mr. Mussehl’s practice involves the representation of injured persons, medical negligence and sports law. For the prior three years, from 2000 to 2003, Mr. Mussehl practiced personal injury law with Mussehl and Rosenberg in Seattle, Washington. Mr. Mussehl holds a B.A. in Political Science from American University in Washington, DC and a J.D. from American University School of Law.

Mohammad Khan - Treasurer

Since 2004, Mr. Khan has been a principal partner in the law firm of Mussehl and Khan located in Seattle, Washington. Mr. Khan's practice involves corporate law and business immigration. From 2003 to 2004, Mr. Khan practiced law with the firm of Choquette Law Group, in Seattle, Washington. From1999 to 2002, Mr. Khan attended Seattle University School of Law in Seattle, Washington where he obtained his J.D. Mr. Khan also holds a B.A. in History from University of Washington.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors for service on the board of directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board of directors. We do not have any standing committees at this time.

Family Relationships

There are no family relationships among any of our directors, executive officers and other key personnel other than Naeem Tyab and Mohammad Khan who are cousins.  Mr. Parvez Tyab, who owns the largest number of our issued and outstanding shares, is Naeem Tyab’s brother and Mohammad Khan’s cousin.

Involvement in Certain Legal Proceedings

During the past five years none of our directors, executive offices, promoters or control persons was:

·
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
·
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Naeem Tyab	1	1	0
Parvez Tyab	1	0	0
Sohail Kiani	0	0	1(1)
Ernie Pratt	0	0	1(1)
Robert Mussehl	1	0	0
Mohammad Khan	0	0	1(1)

(1)	As of December 31, 2007, these persons had not filed a Form 3 - Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

The Company has adopted a Code of Ethics regarding disclosure of material nonpublic information that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.  Upon request, the Company will provide without charge any person with a copy of the Code of Ethics.  Requests may be made in writing to the Company by mail sent to either of its offices.  Due to the small size of the Company’s active management personnel, the Company has not adopted a broad scope Code of Ethics to date.

Directors

Our Board of directors consists of three members. Directors serve for a term of one year and stand for election at our annual meeting of shareholders. Pursuant to our Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the shareholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the shareholders. If there are no remaining directors, the vacancy shall be filled by the shareholders.

At a meeting of shareholders, any director or the entire Board of directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

Committees

All proceedings of the board of directors for the year ended December 31, 2007, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating or audit committees or committees performing similar functions nor does our company have a written nominating or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.  The Company does have a compensation committee currently comprised of three persons, including Naeem Tyab.  The Compensation Committee does not currently have a charter.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

ITEM 10.                   EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received compensation during the period from July 25, 2005 to (inception) to December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	12/31	($)	($)	($)		($)	($)	($)	($)	($)
Naeem Tyab (1)	2005	$24,000	0	0		0	0	0	0	$24,000
President	2006	$72,000	0	0		0	0	0	0	$72,000
	2007	$72,000	0	0		$52,000	0	0	0	$124,000

Sohail S. K. Kiani (2)	2005	$16,000	0	0		0	0	0	0	$16,000
Executive Vice President	2006	$8,483	0	0		0	0	0	0	$8,483
	2007	$2,863	0	0		0	0	0	0	$2,863

Ernie Pratt (3)	2005	0	0	0		0	0	0	0	0
Director	2006	$6,000	0	$18,000	(4)	0	0	0	0	$24,000	(4)
	2007	$24,000	0	0		$13,000	0	0	0	$37,000

Robert C. Mussehl (5)	2005	0	0	0		0	0	0	0	0
Director	2006	0	0	0		0	0	0	0	0
	2007	0	0	0		0	0	0	0	0

Mohammad Khan (6)	2005	$14,000	0	0		0	0	0	0	$14,000
Treasurer	2006	$42,000	0	0		0	0	0	0	$42,000
	2007	$21,000	0	0		0	0	0	0	$21,000

(1) Effective as of September 29, 2005.
(2) Effective as of September 29, 2005.
(3) Effective as of October 2, 2006.
(4) The Company originally agreed to pay Mr. Pratt $2,000 a month in cash and $6,000 a month in stock.  However, the Company subsequently renegotiated with Mr. Pratt to replace his share compensation with an option grant in an amount to be determined in the near future.  45,000 shares were issued to Mr. Pratt in respect of his 2006 compensation, but they are being cancelled by the Company and will be replaced by an option grant.
(5) Effective as of August 11, 2005.
(6) Effective as of September 29, 2005.

As of December 31, 2007, Naeem Tyab has unvested options to purchase 600,000 shares of the Company’s common stock, and Ernie Pratt has unvested options to purchase 150,000 shares of the Company’s common stock.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.

Except as set forth above, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 31, 2008 and by our officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Shares	Percent(1)
Parvez Tyab Shareholder 1112 – 207 West Hasting Street Vancouver, B.C., Canada V6B 1H7	10,000,000(2)	21.2%

(1) Based on 47,165,987 shares of common stock outstanding as of March 31, 2008.
(2) Includes 9,000,000 shares held in the name of Parvez Tyab and 1,000,000 held by Mogul Energy Ltd., which shares Mr. Tyab is deemed to beneficially own.

Security Ownership of Management

Name and Address of
Beneficial Owner	Shares		Percent(1)

Naeem Tyab	1,638,889	(2)	3.5%

Sohail Kiani	500,000		1.1%

Ernie Pratt	0	(3)	0%

Robert Mussehl	50,000		0.1%

Mohammad Khan	2,100,000		4.5%

All Officers and Directors as a group (5 persons)	4,288,229		9.1%

(1)	Based on 47,165,987 shares of common stock outstanding as of March 31, 2008.
(2)	Naeem Tyab has the right to acquire 800,000 shares within 60 days pursuant to an option grant on August 8, 2007.
(3)	Ernie Pratt has the right to acquire 200,000 shares within 60 days pursuant to an option grant on August 8, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted a 2007 Stock Incentive Plan (the “Plan”) which has not been previously approved by the Company’s shareholders.  The Plan provides for the issuance of options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.30.  As of December 31, 2007, the Company had issued options to purchase 2,250,000 shares under the Plan, and options to purchase 1,750,000 shares of common stock remain available for future issuance under the Plan.  Options awarded under the Plan vest over one-year.  The options awarded by the Company to date were all made on August 8, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters, and Certain Control Persons

The following “Certain Relationships and Related Transactions” represent material transactions in which any related person had or will have a direct or indirect material interest, which are known to the Company’s current management team.  There may however be various other material transactions regarding the Company which the Company’s current management is not aware of.

The Company is proposing a transaction as described above in Item 8B – Other Information, wherein the Company would agree to sell its 20% working interest in the East Wadi Araba (EWA) Concession in the Gulf of Suez, Egypt, in exchange for satisfaction of its outstanding liabilities relating to the drill program on the EWA Concession and a cash payment and equity participation in Sea Dragon Energy Inc.  Sea Dragon is a private Canadian corporation.  Sea Dragon has a working interest in the EWA Concession.  Certain related persons of the Company have or will have a direct or indirect material interest in the transaction.  Parvez Tyab is a related person of the Company on the basis that he owns approximately 21.2% of the common stock of the Company, and he is the brother of the Company’s President and Director, Naeem Tyab.  Parvez Tyab is a Director of Sea Dragon Energy Inc., and is the beneficial owner of more than 5% of the common stock of Sea Dragon, through his ownership of Mogul Energy Ltd.  The value of the transaction is undetermined at this time.  Various other related persons of the Company who are immediate family members of Naeem Tyab and/or Parvez Tyab have or will have a direct or indirect material interest in the transaction by virtue of their shareholdings in the Company and in Sea Dragon.

Naeem Tyab purchased 138,889 shares of the Company’s common stock on December 31, 2007.

Director Independence

Our directors are not independent.  This determination of director independence was made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rule of National Association of Securities Dealers.

ITEM 13.                   EXHIBITS.

Exhibit
Number

(3)           (i) Articles of Incorporation; and (ii) Bylaws

3.1           Certificate of Incorporation (1)*
3.2           By-laws (1)*
3.3           Form of Registration Rights Agreement with the Selling Shareholders (1)*
3.4           Form of Subscription Agreement ($0.001) (2)*
3.5           Form of Subscription Agreement ($0.15) (2)*
3.6           Form of Subscription Agreement ($0.40) dated for reference July 28, 2005 (2)*
3.7           Form of Subscription Agreement($0.40) dated for reference October 31, 2005 (2)*
3.8           Form of Subscription Agreement ($0.40) dated for reference January 19, 2006 (2)*
3.9           Form of Flow Through Subscription Agreement ($0.40) dated for reference February 8, 2006 (2)*
3.10         Form of Subscription Agreement for Unit Offering dated for reference April 11, 2006 (2)*
3.11         Form of Subscription Agreement ($0.15) dated for reference December 12, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)*
3.12         Form of Flow Through Subscription Agreement ($0.18) dated for reference December 12, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)*

(4)           Instruments Defining the Rights of Security Holders

4.1           2007 Stock Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*

5.1           Opinion of Sierchio Greco & Greco, LLP (3)*

10           Material Contracts
10.1         A Binding Farm-Out Agreement East Wadi Araba Concession dated August 6, 2005 (1)*
10.2         A Binding Joint Venture Agreement - Egypt dated August 7, 2005 (1)*
10.3         Farm-Out Agreement dated September 29, 2005 (1)*
10.4         Farm-out Agreement dated November 8, 2005 (1)*
10.5         Assignment Agreement-East Wadi Araba Concession dated December 9, 2005 (1)*
10.6         Assignment Agreement dated December 9, 2005 (1)*
10.7         Amendment to Binding Farm-Out Agreement East Wadi Araba Concession-Egypt dated March 30, 2006 (1)*
10.8         Assignment Agreement dated April 4, 2006 (1)*
10.9         Concession Agreement for Petroleum Exploration and Exploitation (the "Concession Agreement") between Dover, the Arab Republic of Egypt and the Egyptian General Petroleum Corporation (“EGPC”) dated July 18, 2002 (1)*
10.10       East Wadi Araba Concession - Gulf of Suez, Egypt Amending Agreement dated April 13, 2006 (1)*
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
99.3         Settlement Agreement dated January 24, 2007 (2)*

* Previously filed.
1 Filed with our Registration Statement on Form SB-2 filed on November 17, 2006.
2 Filed with our Registration Statement on Form SB-2/A filed on February 6, 2007.
3 Filed with our Registration Statement on Form SB-2/A filed on March 29, 2007.
4 Filed with our Registration Statement on Form SB-2/A filed on April 25, 2007.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Jorgensen & Co., Certified Public Accountants, for professional services rendered for the audit of our annual financial statements, for review of our quarterly interim financial statements on Form 10-QSB, and in connection with statutory and regulatory filings were $ 25,201.47 for the fiscal year ended December 31, 2007 and $ 22,750 for the fiscal year ended December 31, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Tax Fees

The aggregate fees billed by Jorgensen & Co., Certified Public Accountants, for professional services rendered for tax compliance, tax advice, and tax planning services were $ 0  for the fiscal year ended December 31, 2007 and $ 500 for the fiscal year ended December 31, 2006.

All Other Fees

The aggregate fees billed by Jorgensen & Co., Certified Public Accountants, for professional services rendered for other services were $ 0  for the fiscal year ended December 31, 2007 and $ 250 for the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)

Dated:  April 15, 2008

/s/ Mohammad Khan

By: Mohammad Khan, Treasurer
(Principal Financial Officer)

Dated:  April 15, 2008