Form 10-Q
period 2008-03-31
Mogul Energy International, Inc.
filed 2008-05-15
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  MARCH 31, 2008

333-138806
(Commission File Number)

MOGUL ENERGY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

98-0461623
(I.R.S. Employer Identification Number)

520 Pike Street, Suite 2210
Seattle, WA 98101
(Address of principal executive offices)

(206) 357-4220
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:          47,345,987 common shares issued and outstanding as of May 15, 2008

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index
(Unaudited)

Index

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

Mogul Energy International, Inc.
(an exploration stage enterprise)
Balance Sheets
(expressed in U.S. dollars)

	March 31 2008 (unaudited)	December 31, 2007
Assets:
Current
Cash	$365,545	$227,226
Receivable	8,624	35,744
Subscriptions receivable	-	454,824
Prepaid	759	286
Total current assets	374,928	718,080
Non-current
Funds held in trust	-	-
Equipment – net	-	1,055
Exploration and evaluation	1,304,502	1,278,243
Total non-current assets	1,304,502	1,279,298
Total Assets	$1,679,430	$1,997,378
Current Liabilities:
Accounts payable	$305,758	$465,942
Cash call payable – exploration	729,306	680,033
Due to officers and directors	17,723	178,125
Loans from shareholders	53,388	99,990
Total current liabilities	$1,106,176	$1,424,090
Contingencies and commitments	-	-
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(4,766,842)	$(4,354,221)
Common stock $0.0001 par value, 100,000,000 shares authorized, 47,165,987 shares o/s.	4,117	4,236
Additional paid-in capital	4,844,242	4,498,832
Warrants & Options:	521,124	462,624
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(29,987)	(38,183)
Total Shareholders’ Equity	573,254	573,288
Total Shareholders’ Equity and Liabilities	$1,679,430	$1,997,378

Notes are an integral part of the financial Statements
Prepared by Management

Mogul Energy International, Inc.
(an exploration stage enterprise)

 STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative from July 25, 2005 (inception) to March 31, 2008

Revenue
Deferred revenue	$-	$-	$-
Expenses:
General and administrative	$365,954	$123,157	$1,833,280
Impairment	46,667	-	2,113,562
Settlement of lawsuit	-	-	820,000
Net loss for the periods	$(412,621)	$123,157	$4,766,842

Basic and diluted loss per share	$(0.01)	$(0.07)

Weighted average common shares outstanding	44,811,329	32,472,032

Notes are an integral part of the financial Statements
Prepared by Management

Mogul Energy International, Inc.
(an exploration stage enterprise)

 STATEMENT OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Cumulative from July 25, 2005 (inception) to March 31, 2008
Operating Activities
Net loss for periods	$(412,621)	$(123,147)	$(4,766,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense (office)	1,055	516	6,209
Impairment	46,667	-	2,113,564
Shares and options for services	18	-	249,038

Changes in non-cash working capital
Accounts payables ( decrease) increase	(160,184)	37,939	305,758
GST receivable increase	27,120	(3,293)	(8,357)
Prepaid	(473)		(759)
Litigation payable	-	(20,000)
Cash used in operations	(498,418)	(133,075)	(2,101,389)
Investing Activities
Cash held in escrow/trust	-	300,000	-
Purchase equipment	-	-	(6,209)
Deposit for exploration property	-	-	-
Exploration and evaluation	(72,926)	(300,501)	(3,418,066)
Cash used for investing activities	(72,926)	(501)	(3,424,275)
Financing Activities
Due to officers and directors	(160,402)	(33,492)	17,723
Cash call payable	49,273	-	729,306
Loans from shareholders	(46,602)	100,000	53,388
Proceeds from subscriptions received	454,824	-	454,824
Sale of equity securities	404,373	35,999	4,666,218
Cash from financing activities	701,466	322,507	5,921,459
Foreign exchange adjustment	8,196	(25,090)	(-30,250)
Increase (Decrease) in cash during	138,318	(188,931)	365,545-
Cash beginning of periods	227,227	29,756	--
Cash at end of periods	$365,545	$218,6084	$365,545
Interest and taxes paid during period	None	None	None

Notes are an integral part of the financial Statements
Prepared by Management

Mogul Energy International, Inc.
(an exploration stage company)

Notes to March 31, 2008 Interim Financial Statements
(Unaudited)

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

NOTE 2 – Interim Reporting

The information presented in the accompanying interim nine month financial includes all adjustments which are, in the opinion of management, necessary to present fairly the financial, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as Mogul Energy International, Inc.’s December 31, 2007 annual financial statements.  All adjustments are of a normal recurring nature.

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

As of March 31, 2008, the Company owed its officers and directors $17,723 at March 31, 2008, consisting of an $10,910 zero interest loan and $6,000 in accrued salaries. In addition, the Company owed an officer and director of the company $43,399 for a loan assigned to him by a shareholder of the company.

As of March 31, 2008, the Company owes Sea Dragon Energy Inc (Sea Dragon) $729,306 a cash call payables, representing cash calls required by the Company to fulfill the 1/3rd working interest in the exploration program on the EWA Concession in 2007 (Note 5). These cash calls were paid by Sea Dragon on the Company’s behalf.  The payable is to be repaid upon completion of the Sale and Purchase Agreement between Egypt Oil Holdings and the Company (Note 12).  The amount payable is non-interest bearing, unsecured, and has no other specific terms or conditions.

Other disclosures involving related parties are found throughout the notes to the financial statements.

NOTE 4 - Capital Stock

Common Stock

The Company’s authorized shares have no conversion rights and are not subject to redemption or to any sinking fund provisions. All shares of common stock are entitled to share equally in any dividends and in any liquidation of the Company. The Company’s common shares do not carry either cumulative voting or preemptive rights. During 2006, 1,765,000 and a further 4,472,134 shares in 2007 were issued on a Flow-through basis pursuant to the income tax laws of Canada (Income Tax Act (Canada)).

During 2006, the Company issued 1,250,000 units consisting of one share of common stock and one Series A Warrant. The Series A warrants are not transferable. Two of these warrants and $0.50 can be exchanged for one share of common stock. These warrants expire on April 18, 2008, and all 1,250,000 warrants were outstanding at March 31, 2008.

On August 8th, 2007 the Company approved a stock incentive plan and granted 2,250,000 stock options to executive officers, directors and employees and contractors.  The fair value of the stock options were $292,500.

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

On December 31, 2007 the company issued 1,945,334 shares of its common stock at $0.18 per share on a Flow-through basis pursuant to the income tax laws of Canada (Income Tax Act (Canada)) .  Total proceeds of the offering were $349,866.  An additional 2,526,800 common shares had been subscribed for as of December 31, 2007 and cash of $454,824 had been received for the flow-through shares.  These shares were subsequently issued during the period and the issue has been closed.  Share issuance costs for this offering was $83,977.  In connection with this issue the company issued 106,055 finders’ fee warrants.  Each of these warrants allows the holder to purchase one common share of the company for $0.20 per common share for a period of two years.  The fair value of the warrants was $8,124 calculated using the Black Scholes method: risk free rate 3.05%, share price $0.18, strike price $0.20, volatility 83% and dividend yield 0.00. Also, on December 31, 2007 the company issued 100,000 shares for $0.15 per common share for total proceeds of $15,000.

During the quarter ended March 31, 2008 the Company issued 2,383,000 shares of its common stock at $0.15 per share, related costs totalled $16,795.

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

	March 31, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding warrannts at beginning of the period	625,000	$050	625,000	$0.50
Warrants Granted	1,396,669	$0.40	1,396,669	$0.40
Exercised
Forfeited
Expired
Outstanding at the end of period	2,021,669	$0.43	625,000	$0.43

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

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

The following are details related to warrants issued by the company as finders fees:

	March 31, 2008
	Shares	Weighted Average Exercise Price
Warrants Granted	106,055	$0.20
Exercised
Forfeited
Expired
Outstanding at the end of period	106,055	.20

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

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  To date 1,350,000 options have vested.

The following table summarizes the continuity of the Company’s stock options:
	March 31,2008
	Options	Weighted Average Exercise Price
Options outstanding	1,350,000	$0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	1,350,000	$0.30

The fair value of the options was calculated using the Black Scholes method: risk free rate 3.73%, share price $0.28, strike price $0.30, volatility 51% and dividend yield 0.00.

Compensation charges associated with the employee stock option plan in the amount of $175,000 is included in the statement of operations for the period ended March 31, 20008.

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

NOTE 5 - Oil and Gas Properties

Working-interests owned by the Company are the rights to drill, produce and conduct operating activities on the property and to a share of any production subject to all related royalties, overriding royalties and other burdens, and to all costs of exploration, development and operations and all risks. Of the working-interest at December 31, 2007, $75,000 relates to the East Wadi Araba Concession (EWA Concession). At December 31, 2007 a further $1,264,317 was expensed as impaired related to a dry hole on property with unproven reserves, in the Egypt cost pool.  As of December 31, 2007 Canadian Freehold properties carrying costs was $1,203,240 At December 31, 2007, acquisition costs of  $37,860 were classified as impaired and  expensed for contract options entered into but either discharged or never elected. During 2006,  $764,719 was classified as impaired and expensed due to a dry hole, in the Canadian cost pool.

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

Exploratory Drilling on EWA Concession

On July 12, 2007, the Company was notified by the project operator, Dover, that it had started drilling the EWA 4X well at the EWA Concession located in the Gulf of Suez, Egypt. The deviated EWA-4X well was drilled from an onshore surface location, to test an offshore structure, targeting light oil in the Raha and Nubia formations.

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

On March 21, 2008, the Company entered into an Agreement of Purchase and Sale with Egypt Oil Holdings Ltd. (Egypt Oil), Sea Dragon and Dover.  The Agreement, with an effective date of March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction resulted in the sale of the Company’s 20% working interest in the EWA Concession Agreement (Concession) to Sea Dragon in exchange for satisfaction of the Company’s outstanding “Cash calls payable” related to the Company’s drilling program on the Concession, a cash payment of $100,000 CDN plus  4,000,000 shares  of Sea Dragon’s common shares.  Sea Dragon’s common shares for the sale have been placed in escrow, and will be released on the earlier of: (i) the Company announcing the drilling results of the second exploratory well drilled on the Concession (note 5); or (ii) July 31, 2009.

Canadian Property Interests

Freehold Lease Acquisitions

The company has continued to acquire mineral rights in what it refers to as its Freehold Properties.  Costs for acquisition and purchase of these leases account for approximately $1,203,247.  The Company currently holds the oil and gas mineral rights to approximately 9,300 acres.

The Company held a 50% working-interest in an additional 9,300 acres.  After December 31, 2006, the company entered into agreements with both Transpacific and MEL giving it 100% interest in these properties (See Note 9).  These properties are leases for 3 years with a lump sum rental fee plus a royalty of 15% of all leased substances produced, saved and sold if used by the lessee less any expenses reasonably incurred (including a reasonable rate of return) for separating, treating, processing, compressing and transporting leased substances to the point of sale beyond the wellhead. There is no obligation to do any work on these leased lands.

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

NOTE 6 - Commitments

Office Lease

The Company rents office space from a Director of the Company on a month-to-month basis for $425 per month.

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

NOTE 8 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 44,811,329 for the period ended March 31, 2008.

NOTE 9 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Canada
Costs at Dec. 31, 2007	$1,203,243	$-
Additions:
Exploration	$26,950-
Lease property acquisition costs	$-
Less accumulated depreciation, depletion, amortization and impairment	-
At Dec. 31, 2007		-
Provided during the period		-
Net book value December 31, 2007		$1,230,1 93

Egypt
Cost at Dec. 31, 2007	$75,000
Additions:
Exploration costs capitalized	46,667
Impairment	(47,358)
At December 31, 2007		-
Provided during the period		-
Net book value December 31, 2007		74,309
Total net book value at December 31, 2007		$1,304,502

Note 10– Restatement

Based on a review of the impairment test under full cost accounting, the December 31, 2006 financial statements have been restated to reflect a correction of an error in applying the ceiling test specified by Regulation S-X, Rule 4-10(c) to the exploration and evaluation asset as of December 31, 2006 for financial statements submitted with an earlier pre-effective Form SB-2 registration statement filed with the SEC.

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

On April 29, the Company announced two new offerings of its common stock to investors in Canada: one offering on a flow-through basis at $0.25 per common share, pursuant to the Income Tax Act (Canada), and another non-flow-through offering at $0.20.  The Company expects to raise $1.9 million through the private placements.  The proceeds of the follow-through will be used o fund exploration on Mogul’s freehold oil and gas leases in Saskatchewan, Canada.  Closing of the private placements is expected to occur on May 31, 2008.

Mogul Energy International, Inc.
(an exploration stage enterprise)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events and/or our future financial performance.  Generally, you can identify forward-looking statements by terminology such as “intends,” "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", or "potential" or the negative of these terms or other comparable terminology. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  These statements reflect only our current expectations and involve known and unknown risks, uncertainties and other factors, many of which are unforeseen, including the risks in Item 1A of our latest Annual Report on Form 10-KSB, entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The minimum expenditures noted above will allow us to drill three non-contingent oil and gas prospects and pay for general and administrative expenses. While our historic focus has been on the exploration and development of the EWA Concession and the Freehold Properties, over the next twelve months, we plan to focus substantially on the Freehold Properties.  Because our minimum estimated funding for the next twelve months is estimated to be between $2,300,000 to $2,800,000 and our total current assets as at March 31, 2008 were $374,928.  We will be required to raise additional funds at the present time. In the event that we are able to raise further funds, we will primarily expend such funds as described above

As at March 31, 2008, we had total assets of $1,679,430 as compared to $1,997,378 at December 31, 2007.   Non-Current assets increased as the Company increased as the Company has begun acquiring permits and initial work on the drilling program on the Freehold Properties.

During quarter ended March 31, 2008 capitalized costs of $46,667 were recognized as impaired and expensed, they pertained to a cash call from the operator of the EWA operator.  This compares to $1,302,177 recognized as impaired and expensed at December 31, 2007, of which, $1,264,317 was due to a dry hole drilled on the EWA Concession and $37,860 pertained to acquisition costs on our Freehold Properties in Saskatchewan due to leases either not opted for or discharged.  During 2006, the Company recognized an impairment charge of $764,719 due to a dry hole drilled on the Fairlight Prospect in Saskatchewan.  The lease for the Fairlight Prospect subsequently expired on March 31, 2007.

As at March 31, 2008, we had $ 1,106,176 in current liabilities relative to current liabilities of  $1,424,090 at December 31, 2007.  Our total liabilities decreased by approximately $318,000 due to the payment of accrued salaries to and repayment of loans to officers and directors as well as a number of overdue payables. The total owed for cash calls received from our Operator for drilling and abandonment costs related to our operations on the EWA Concession, which have subsequently been paid by Sea Dragon, increased from $680,033 at December 31, 2007 to $729,306 this quarter ended March 31, 2008.

Our financial statements report a net loss of $412, 621 for the quarter ended March 31, 2008, compared to $123,157 for the comparable quarter in 2007.   This increase is due to increases in travel and promotion expenses, legal fees and executive compensation.  In addition, the Company also recognized a charge of  $46,667 for a subsequent cash call obligation related to the EWA Concession

During the quarter ended March 31, 2008 the Company issued 2,383,000 shares of its common stock at $0.15 per share, related costs totaled $16,795.

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

As at March 31, 2008, we do not have any proved reserves.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

No information is provided under this Item because the Company is a smaller reporting company.

Item 4T.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being March 31, 2008, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company.  Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. Since his appointment in September 29, 2005, Naeem Tyab, our President, and other management and officers have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes will be implemented over the ensuing year to ensure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2002. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we are continuing to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting during this period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed herein.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2008 and March 31, 2008, the Company sold 2,449,667 common shares at $0.15 per share in private placements, raising $367,450.05.  The shares issued under the private placements have not been registered under the United States Securities Act of 1933, as amended (the "Securities Act"), and were not offered or sold directly or indirectly within the United States or to or for the account or benefit of U.S. Persons (as such term is defined in Regulation S, as promulgated under the Securities Act), absent registration or an applicable exemption from registration.  The shares were sold only to persons who were not U.S. Persons and who otherwise satisfy the requirements of the applicable securities laws of the jurisdiction of their residency.  As such, the Company believes that the private placements are exempt from registration under Regulation S, as promulgated under the Securities Act.

The Company anticipates that it will raise approximately $1.9 million through private placements which will close on or before May 31, 2008.  The Company believes that these private placements are exempt from registration under Regulation S, as promulgated under the Securities Act.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Securities Holders

None

Item 5.    Other Information

On April 24, 2008, the Company closed an Agreement of Purchase and Sale (the “Agreement”) with Egypt Oil Holdings Ltd. (“Egypt Oil”), Sea Dragon Energy Inc. (“Sea Dragon”), and Dover Investments Limited (“Dover”), and a related Share Exchange Agreement.  Under the Agreement, dated March 21, 2008, Mogul agrees to sell its 20% working interest in the East Wadi Araba (EWA) Concession in the Gulf of Suez, Egypt in exchange for satisfaction of its outstanding liabilities (the “Debt Obligation”) relating to the Company’s drill program on the EWA Concession, and a cash payment of US$100,000 and equity participation in Sea Dragon in the amount of 4 million (4,000,000) shares.  Ninety percent (90%) of the 4 million shares will be held in voluntary escrow until the earliest of: (1) Sea Dragon publicly releases the results of an exploratory well drilled on the East Wadi Araba (EWA) Concession in the Gulf of Suez in the Arab Republic of Egypt, or (2) July 31, 2009.  The Company estimates that the Debt Obligation to be covered by the Agreement will be at least US$650,000.  The Company anticipates that it will be seeking shareholder approval of the Agreement.  The full text of the Purchase and Sale Agreement dated March 21, 2008 is incorporated by reference from our Current Report on Form 8-K filed on April 30, 2008.

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

10.10	East Wadi Araba Concession - Gulf of Suez, Egypt Amending Agreement dated April 13, 2006 (1)*
10.11	Deed of Assignment submitted May 30, 2006 (1)*
10.12	A Binding Agreement dated April 14, 2005 (1)*
10.13	Agreement dated October 2, 2006 with Ernie Pratt (2,3)*
10.14	Office Lease Agreement as amended (2)*
10.15	Promissory note dated April 1, 2006 in the aggregate amount of $113,791.35 (2)*
10.16	Assignment Agreement dated January 24, 2007 (2)*
10.17	Letter of Intent dated July 30, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007)*

10.18	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*
10.19	Purchase and Sale Agreement dated March 21, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2008)*

23.1	Consent of Sierchio Greco & Greco, LLP (included in Exhibit 5.1) (3)*
23.2	Consent of Jorgensen & Co. (incorporated by reference from our Registration Statement on Form SB-2/A filed on May 8, 2007) (1,2,3,4)*
23.3	Consent of Chapman Petroleum Engineering Ltd. (1,2,3,4)*

31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

99.1	List of Freehold Properties Leases (1)*
99.2	Evaluation of Resource Potential East Wadi Araba Concession, Offshore Gulf of Suez, Egypt (1)*
99.3	Settlement Agreement dated January 24, 2007 (2)*

* Previously filed.
1 Filed with our Registration Statement on Form SB-2 filed on November 17, 2006.
2 Filed with our Registration Statement on Form SB-2/A filed on February 6, 2007.
3 Filed with our Registration Statement on Form SB-2/A filed on March 29, 2007.
4 Filed with our Registration Statement on Form SB-2/A filed on April 25, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)
(Principal Financial Officer)

Dated: May 15, 2008