Form 10-Q
period 2008-06-30
Mogul Energy International, Inc.
filed 2008-08-19
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  JUNE 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    57,345,987 common shares issued and outstanding as of August 15, 2008

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index
(Unaudited)

Mogul Energy International, Inc.
(an exploration stage enterprise)

Balance Sheets
(expressed in U.S. dollars)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:
Current
Cash	$2,035,470	$227,226
Receivable	13,550	35,744
Subscriptions receivable	-	454,824
Prepaid	37,001	286
Total current assets	2,086,021	718,080
Non-current
Investment	60,207	-
Funds held in trust	-	-
Equipment – net	-	1,055
Exploration and evaluation	1,250,736	1,278,243
Total non-current assets	1,310,943	1,279,298
Total Assets	$3,396,964	$1,997,378
Current Liabilities:
Accounts payable	$250,748	$465,942
Cash call payable – exploration	-	680,033
Due to officers and directors	2,827	178,125
Loans from shareholders	-	99,990
Total current liabilities	$253,575	$1,424,090
Contingencies and commitments	-	-
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(4,295,257)	$(4,354,221)
Common stock $0.0001 par value, 100,000,000 shares authorized, 57,265,987 shares o/s.	5,726	4,236
Additional paid-in capital	6,905,208	4,498,832
Warrants & Options:	571,704	462,624
Preferred: 10,000,000 shares authorized, non issued	-	-
Foreign exchange adjustment	(43,992)	(38,183)
Total Shareholders’ Equity	3,143,389	573,288
Total Shareholders’ Equity and Liabilities	$3,396,964	$1,997,378

Notes are an integral part of the financial Statements
Prepared by Management

F1

Mogul Energy International, Inc.
(an exploration stage enterprise)

STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative from July 25, 2005 (inception) to June 30, 2008

Revenue	$-	$-	$-
Expenses:
General and administrative	(606,787)	(268,064)	(2,080,576)
Impairment	(51,749)	-	(2,118,645)
Other income and expenses
Gain on disposition exploration property	715,209		715,209
Interest Revenue	2,291		8,754
Settlement of lawsuit	-	-	(820,000)
Net gain (loss) for the periods	$58,964	$(268,064)	$(4,295,257)

Basic earnings (loss) per share	$0.00	$(0.01)

Weighted average common shares outstanding	53,804,533	36,755,977

Diluted earnings (loss) per share	$0.00

Diluted Weighted average diluted common shares outstanding	54,475,679

Notes are an integral part of the financial Statements
Prepared by Management

F2

Mogul Energy International, Inc.
(an exploration stage enterprise)

 STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(expressed in U.S. dollars)

	Number of Common shares	Par Value	Additional Paid in Capital	Warrant & Options	Translation Adjustment	Deficit Accumulated During Exploration Stage	Totals
Shares issued at $0.001	29,264,310	$2,926	$26,338	$-	$-	$-	$29,264
Shares issued at $0.15	590,000	59	88,441	-	-	-	88,500
Shares issued at $0.40	717,500	72	286,928	-	-	-	287,000
Net (loss) for period	-	-	-		-	(136,919)	(136,919)
12/31/2005 balances	30,571,810	3,057	401,707	-	-	(136,919)	267,845
Shares issued at $0.40	2,665,000	267	1,065,734	-	-	-	1,066,001
Units (Shares & wnts) at $0.40	1,250,000	125	437,375	62,500	-	-	500,000
Net (loss) for the year	-	-	-	-	-	(2,176,540)	(2,176,540)
12/31/2006 balances	34,486,810	3,449	1,904,816	62,500	-	(2,313,459)	(342,694)
Shares for lawsuit @$0.40	2,000,000	200	799,800	-	-	-	800,000
Shares for cash	2,045,334	204	280,879	-	-	-	281,083
Subscribed shares @$0.18	-	-	462,324		-	-	462,324
Shares and opt for debt for cash	3,366,667	337	1,168,663	267,500	-	-	1,436,500
Shares and opt for services	468,786	46	116,350	132,624	-	-	249,020
Deferred Compensation	-	-	(234,000)	-	-		(234,000)
Translation adjustment	-	-	-	-	(38,183)		(38,183)
Net (loss) for the year	-	-	-	-	-	(2,040,762)	(2,040,762)
12/31/2007 balances	42,367,597	4,236	4,498,832	462,624	(38,183)	(4,354,221)	573,288
Warrant expiration			62,500	(62,500)			0
Shares cancelled	(178,077)	(18)					(18)
Subscribed shares @ 0.18			(462,324)				(462,324)
Shares issued @ 0.18	2,526,800	253	454,572				454,825
Shares issued at $0.15	2,383,000	238	357,212				357,450
Shares issued for services	66,667	7	9,993				10,000
Broker warrants @ 0.15				12,212			12,212
Shares issued at $0.20	6,300,000	630	1,259,370				1,260,000
Shares issued at $0.25	3,800,000	380	949,620				950,000
broker warrants @ 0.20				108,990			108,990
Broker warrants @ .25				50,378			50,378
Deferred Compensation			117,000				117,000
Share issuance costs			(341,567)				(341,567)
Translation adjustment					(5,809)		(5,809)
Net gain for the period						58,964	58,964
6/30/2008 balances	57,265,987	$5,726	$6,905,208	$571,704	$(43,992)	$(4,295,257)	$3,143,389

F3

Mogul Energy International, Inc.
(an exploration stage enterprise)

STATEMENT OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Cumulative from July 25, 2005 (inception) to June 30, 2008
Operating Activities
Net (loss) for periods	$58,964	$(268,064)	$(4,295,257)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense (office)	1,055	1,033	6,209
Impairment	51,749	-	2,118,646
Shares and options for services	127,000	-	376,020
Gain on disposition of exploration property	(715,209)		(715,209)
Changes in non-cash working capital
Accounts payables ( decrease) increase	(215,194)	(4,301)	250,748
GST receivable increase	22,194	(3,802)	(13,283)
Prepaid	(36,715)	-	(37,001)
Other payables	-	(20,000)	-
Cash used in operations	$(706,156)	$(295,134)	$(2,309,127)
Investing Activities
Cash held in escrow/trust	-	427,929	-
Purchase equipment	-	-	(6,209)
Investments
Exploration and evaluation	(49,273)	(428,430)	(2,714,381)
Cash used for investing activities	$(49,273)	$(501)	$(2,720,590)
Financing Activities
Due to officers and directors	(175,298)	(81,523)	2,827
Cash call payable
Loans from shareholders	(99,990)	100,010	-
Proceeds from subscription s received	454,824	-	454,824
Loans		220,000	-
Sale of equity securities	2,389,946	54,000	6,651,794
Cash from financing activities	$2,569,482	$292,487	$7,109,445
Foreign exchange adjustment	(5,809)	(24,728)	(44,259)
Increase (Decrease) in cash during	1,814,053	(3,148)	2,079,729
Cash beginning of periods	227,226	29,756	-
Cash at end of periods	$2,035,470	$1,880	$2,035,470
Interest and taxes paid during period	None	None	None

Supplemental Schedule of Investing and Financing Activities Not Affecting Cash Flow

Investing Activities
Acquisition of 4,000,000 shares of Sea Dragon Ltd.	$60,207

Financing Activities
Exchange of cash call payable for shares of Sea Dragon Ltd.	$759,306

Notes are an integral part of the financial Statements
Prepared by Management

F4

Mogul Energy International, Inc.
(an exploration stage company)

Notes to June 30, 2008 Interim Financial Statements
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

NOTE 2 – Interim Reporting

The information presented in the accompanying interim six month financials includes all adjustments which are, in the opinion of management, necessary to present fairly the financial, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as Mogul Energy International, Inc.’s December 31, 2007 annual financial statements.  All adjustments are of a normal recurring nature.

NOTE 3 - Capital Stock

Common Stock

On December 31, 2007 the company issued 1,945,334 shares of its common stock at $0.18 per share on a Flow-through basis pursuant to the income tax laws of Canada (Income Tax Act, Canada).  Total proceeds of the offering were $349,866.  An additional 2,526,800 common shares had been subscribed for as of December 31, 2007 and cash of $454,824 had been received for the flow-through shares.  These shares were subsequently issued during the period and the issue has been closed.  Share issuance costs for this offering were $83,977.  In connection with this issue the company issued 241,106 finders’ fee warrants.  Of these 106,055 have terms that allow the holder to purchase one common share of the company for $0.20  and one warrant per common share for a period of two years.  The fair value of the warrants was estimated at $8,124 calculated using the Black Scholes method: risk free rate 3.05%, share price $0.18, strike price $0.20, volatility 83% and dividend yield 0.00. Also, on December 31, 2007 the company issued 100,000 shares for $0.15 per common share for total proceeds of $15,000.

During the quarter ended March 31, 2008 the Company issued 2,383,000 shares of its common stock at $0.15 per share, related costs totalled $16,795.   The Company issued 135,051  finders’ fee warrants which allow the holder to purchase a common share of the company for one Class B warrant and $0.15 per common share.  The warrants had a fair market value of $12,212 calculated using the Black Scholes model: risk free rate 3.05%, share price $0.18, strike price $0.15, volatility 83% and dividend yield 0.00.

During the period ended June 30, 2008 the Company issued a total of 10,100,000 shares through a series of closings. Pursuant to the income tax laws of Canada (Income Tax Act, Canada) the Company issued the following share on a flow-through basis: 2,800,000, 400,000, and 600,000 closed on  June2, June 5 and June 11, 2008 respectively for a total of 3,800,000 at $0.25 per common share for total proceeds of $950,000. In addition, the company also issued 2,300,000 common shares on June 2 and 4,000,000 common shares on  June 11, 2008 on a non-flow-through basis for a total of 6,300,000 shares of its common stock at $0.20 per share for total proceeds of $1,260,000.  Share issuance costs associated with the two classes of financings that closed in June amounted to $102,444 in cash and finders fee warrants as follows:

•
52,500 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on December 20, 2009.  The fair market value of the warrants was $11,807 calculated using the Black Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

•
224,000 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on June 11, 2010.  The fair market value of the warrants was $57,378 calculated using the Black Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

F5

•
432,500 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on December 20, 2009.  The fair market value of the warrants was $97,183 calculated using the Black Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

	June 30, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding warrannts at beginning of the period	1,991,667	.50	625,000	$0.50
Warrants Granted		.40	1,366,667	$0.40
Exercised
Forfeited
Expired	(625,000)
Outstanding at the end of period	1,366,667	$0.0	1,991,667	$0.43

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

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

The following are details related to warrants issued by the company as finders’ fees:

	June 30, 2008
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of period	241,106	$0.17
Warrants granted	709,000	$0.22
Exercised
Forfeited
Expired
Outstanding at the end of period	950,106	.20

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows to June 30, 2008:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	2,316,773	1.39	$0.32	2,316,773	1.39

For year ended December 31, 2007

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	1,472,722	1.27	$0.37	1,474,473	1.27

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  To date 1,800,000 options have vested.

The following table summarizes the continuity of the Company’s stock options:
	June 30, 2008
	Options	Weighted Average Exercise Price
Options outstanding	1,800,000	$0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	1,800,000	$0.30

The fair value of the options was calculated using the Black Scholes method: risk free rate 3.73%, share price $0.28, strike price $0.30, volatility 51% and dividend yield 0.00.

Compensation charges associated with the employee stock option plan in the amount of $117,000 is included in the statement of operations for the six month period ended June 30, 2008.

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

NOTE 4 - Oil and Gas Properties

Disposition of EWA Concession Agreement 20% Working

On March 21, 2008, the Company entered into an Agreement of Purchase and Sale with Egypt Oil Holdings Ltd. (Egypt Oil), Sea Dragon and Dover.  The Agreement, with an effective date of March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction resulted in the sale of the Company’s 20% working interest in the EWA Concession Agreement (Concession) to Sea Dragon in exchange for satisfaction of the Company’s outstanding “Cash calls payable”  ($759,306) related to the Company’s drilling program on the Concession, a cash payment of $100,000 CDN plus  4,000,000 shares of Sea Dragon’s common stock, valued at an estimated $0.15 per share based on a recent share offering of Sea Dragon, a publicly traded Company.  Ninety percent of Sea Dragon’s shares received by the Company  placed in escrow, and will be released on the earlier of: (i) the Company announcing the drilling results of the second exploratory well drilled on the Concession (note 5); or (ii) July 31, 2009.  The gain on the disposition of the EWA Concession (about $540,000) related to the 3,600,000 shares held in escrow has been deferred pending meeting the above provisions of the escrow.

NOTE 5 - Commitments

Office Lease

The Company rents office space on a month-to-month basis for $400 per month.

NOTE 6 - Contingencies

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

NOTE 7 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 53,804,533 for the period ended June 30, 2008.

NOTE 8 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Canada
Costs at June 30, 2008	$1,230,193	$-
Additions:
Exploration	$20,543
Lease property acquisition costs	-
Less accumulated depreciation, depletion, amortization and impairment	-
At June 30, 2008		-
Provided during the period		-
Net book value June 30, 2008		$1,250,736

Egypt
Cost at June 30, 2008	$74,309
Additions:
Exploration costs capitalized
Disposition of Asset	$(74,309)
At June 30, 2008		-
Provided during the period		-
Net book value June 30, 2008		-
Total net book value at December 31, 2007		$1,250,736

Note 9 – Restatement

At June 30, 2008, the Company had an estimated net operating loss (NOL) carryforward of approximately $4,000,000 to reduce future taxable income, if any. The NOL begins to expire in 2025 and will fully expire in 2045. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward a valuation allowance has been established at June 30, 2008 to reduce the tax benefit asset value to zero

Note 10 – Restatement

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

Business of the Issuer

The Company is in the oil and gas exploration business.  Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting leases in Saskatchewan, Canada.  To date, execution of our business plan has largely focused on the acquisition of petroleum leases in Canada on the Fairlight Prospect in Saskatchewan.  We have not engaged in any substantive business operations to date. We have engaged only in preliminary, exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans.

We have sold our 20% working interest in the EWA Concession for 4,000,000 shares in Sea Dragon Energy Inc and the cancellation of all payables related to the prior drilling and related expenses on the EWA Concession.

Employees

In addition to our directors and officers we also have two full-time employee, and we hire independent contractor consultants as required. We will continue to outsource any additional contracts as needed.  If we are successful in our initial and any subsequent drilling programs we may retain additional employees or contractors.

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

Over the next twelve months we intend to use all available funds to conduct a drilling program on the Freehold Properties.  We estimate that the following funding will be required over the next twelve months to conduct the drilling program on the oil and gas leases that form the Freehold Properties:

Estimated Funding Required During the Next Twelve Months

Drilling & Development	$ 1,500,000	to	$ 1,750,000
Offering Costs & Expenses	$ 100,000	to	$ 150,000
General Corporate Expenses	$ 400,000	to	$500,000
Working Capital	$ 300,000	to	$ 400,000
Total	$ 2,300,000	to	$ 2,800,000

 The minimum expenditures noted above will allow us to drill three non-contingent oil and gas prospects and pay for general and administrative expenses.  We plan to focus substantially on the Freehold Properties.  Because our minimum estimated funding for the next twelve months is estimated to be between $2,300,000 to $2,800,000 and our total current assets as at June 30, 2008 were $3,396,964.  We will be required to raise additional funds at the present time. In the event that we are able to raise further funds, we will primarily expend such funds as described above

As at June 30, 2008, we had total assets of $3,396,964 as compared to $1,997,378 at December 31, 2007.   Non-Current decreased slightly due to write-downs on lease properties relinquished.

During quarter ended June 30, 2008 capitalized costs of $51,742 were recognized as impaired and expensed were recognized as impaired and expensed, they pertained to leases in our Fairlight Properties which were either not opted for or discharged.  This compares $37,860 recognized as impaired and expensed at December 31, 2007, pertained to acquisition costs on our Freehold Properties in Saskatchewan due to leases either not opted for or discharged.

As at June 30, 2008, we had $253,575 in current liabilities relative to current liabilities of $1,424,090 at December 31, 2007.  Our total liabilities decreased by approximately $1,170,515. As a result of the disposition of our 20% working interest in the EWA Concession reduced accounts payable by $759,000.  We also repaid all loans to shareholders and related parties resulting in a further decrease of approximately $270,000 to the payment of accrued salaries to and repayment of loans to officers and directors.  The remaining decrease was due to the payment of outstanding legal expenses, lease acquisition costs and other general and administrative expenses

Our financial statements report a net gain of $58,964 for the quarter ended June 30, 2008, compared to a net loss of $268,064 for the comparable quarter in 2007.  The net operating loss for the quarter would have been $658,000 but was offset by a realized gain of $715,000 on disposition of the EWA Concession over its net book value.

During the quarter ended June 30, 2008, the Company issued 10,100,000 shares of its common stock, 6,300,000 issued at $0.20 per share and 3,800,000 issued on a flow-through basis under the Canadian Tax Act at $0.25 per share for total proceeds of $2,220,712. Related costs for the financing totaled $341,567.

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

As at June 30, 2008, we do not have any proved reserves.

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

Item 3.	Qantitative and Qualitative Disclosures About Market Risk.

No information is provided under this Item because the Company is a smaller reporting company.

Item 4T.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2008, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company.  Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC. Since his appointment in September 29, 2005, Naeem Tyab, our President, and other management and officers have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness. In addition, further changes will be implemented over the ensuing year to ensure compliance with internal policies and to evaluate on an ongoing basis the effectiveness of our policies and improved disclosure control and procedures as they relate to Section 404 of the Sarbanes-Oxley Act of 2002. In particular, as part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting counsel on various matters relating thereto on an ongoing basis. Further, we have also engaged independent accounting counsel with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard. In addition to the foregoing we are continuing to implement further improvements to our internal controls and in particular, to segregate accounting and financial reporting duties. There have been no changes in our internal control over financial reporting during this period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed herein.

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

Between January 1, 2008 and June 30, 2008, Mogul Energy International, Inc. (the “Company”), raised $2,210,000 through the unregistered sale of 10,100,000 common shares in offshore transactions to accredited investors.  On June 11, 2008, the Company closed a flow-through offering under the  Income Tax Act  (Canada).  As part of the flow-through offering, the Company raised $950,000 through the unregistered sale of 3,800,000 common shares in offshore flow-through transactions to accredited investors at a price of $0.25 per share.  On June 11, 2008, the Company closed a non-flow-through offering in which it raised $1,260,000 through the unregistered sale of 6,300,000 common shares in offshore transactions to accredited investors at a price of $0.20 per share.

The Company agreed to pay commissions in connection with the recent offerings as follows:  a cash payment in the amount of 7 % of the gross sale proceeds, and warrants to purchase common shares amounting to 7 % of the number of shares sold.  The offerings were made entirely to persons who are not U.S. Persons – most investors were residents of Canada.  Related costs for the financing totaled $341,567.

In total, between January 1, 2008, and June 11, 2008, the Company raised $950,000 through the unregistered sale of 3,800,000 common shares in offshore flow-through transactions under the  Income Tax Act  (Canada), and $1,617,450 through the unregistered sale of 8,683,000 common shares in offshore non-flow-through transactions.  Thus, during the period between January 1, 2008, and June 11, 2008, the Company has raised a total of $2,567,450 through the unregistered sale of 12,483,000 common shares in offshore transactions.  The Company intends to use the proceeds of the offerings to fund future exploration and development on Mogul’s oil and gas exploration leases in Saskatchewan, Canada.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.	Exhibits

Exhibit
Number

(3)(i)           Articles of Incorporation; and (ii) Bylaws

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

4.12007       Stock Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*

5.1      Opinion of Sierchio Greco & Greco, LLP (3)*

10        Material Contracts
10.1A         Binding Farm-Out Agreement East Wadi Araba Concession dated August 6, 2005 (1)*
10.2A         Binding Joint Venture Agreement - Egypt dated August 7, 2005 (1)*
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

31.1            Certification of Principal Executive Officer pursuant to Section 302
31.2    Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1    Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

99.1List of Freehold Properties Leases (1)*
99.2Evaluation of Resource Potential East Wadi Araba Concession, Offshore Gulf of Suez, Egypt (1)*
99.3Settlement Agreement dated January 24, 2007 (2)*

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

Dated:  August 19, 2008