Form 10-Q
period 2008-09-30
Mogul Energy International, Inc.
filed 2008-11-14
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:    57,445,987 common shares issued and outstanding as of October4, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index
(Unaudited)

Mogul Energy International, Inc.
(an exploration stage enterprise)
Balance Sheets
(expressed in U.S. dollars)

	September 30,	December 31,
	2008	2007
Assets:
Current
Cash	$1,438,433	$227,226
Receivable	22,268	35,744
Subscriptions receivable	-	454,824
Investment	92,506
Prepaid	74,044	286
Total current assets	1,627,251	718,080
Non-current
Equipment – net	-	1,055
Exploration and evaluation	1,296,989	1,278,243
Total non-current assets	1,296,989	1,279,298
Total Assets	$2,924,240	$1,997,378
Current Liabilities:
Accounts payable	$47,207	$465,942
Cash call payable – exploration	-	680,033
Due to officers and directors	2,827	178,125
Loans from shareholders	-	99,990
Total current liabilities	$50,034	$1,424,090
Contingencies and commitments	-	-
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(4,694,565)	$(4,354,221)
Common stock $0.0001 par value, 100,000,000 shares authorized, 57,445,987 shares outstanding.	5,744	4,236
Additional paid-in capital	7,066,790	4,498,832
Warrants & Options:	513,204	462,624
Preferred: 10,000,000 shares authorized, none issued	-	-
Other comprehensive income (loss)	(16,967)	(38,183)
Total Shareholders’ Equity	2,874,206	573,288
Total Shareholders’ Equity and Liabilities	$2,924,240	$1,997,378

Notes are an Integral part of the Financial Statements
Prepared by Management

Mogul Energy International, Inc.
(an exploration stage enterprise)

 STATEMENTS OF OPERATIONS (UNAUDITED)
(expressed in U.S. dollars)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative from July 25, 2005 (inception) to September 30, 2008

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative	(404,123)	(241,242)	(1,010,910)	(509,488)	(2,484,699)
Impairment	-	-	(51,749)	-	(2,118,645)
Other income and expenses
Gain on disposition exploration property	-	-	715,209	-	715,209
Interest Revenue	4,815	-	7,106	-	13,569
Settlement of lawsuit		-		-	(820,000)
Net gain (loss) for the periods	$(399,308)	$(241,242)	$(340,344)	$(509,488)	$(4,694,565)

Basic earnings (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares outstanding	57,392,074	37,025,147	51,287,555	37,025,147

Notes are an Integral part of the Financial Statements
Prepared by Management

Mogul Energy International, Inc.
(an exploration stage enterprise)

 STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(expressed in U.S. dollars)

	Number of Common shares	Par Value	Additional Paid in Capital	Warrants & Options	Other Comp. Income	Deficit Accumulated During Exploration Stage	Totals
Shares issued at $0.001	29,264,310	$2,926	$26,338	$-	$-	$-	$29,264
Shares issued at $0.15	590,000	59	88,441	-	-	-	88,500
Shares issued at $0.40	717,500	72	286,928	-	-	-	287,000
Net (loss) for period	-	-	-		-	(136,919)	(136,919)
12/31/2005 balances	30,571,810	3,057	401,707	-	-	(136,919)	267,845
Shares issued at $0.40	2,665,000	267	1,065,734	-	-	-	1,066,001
Units (Shares & wnts) at $0.40	1,250,000	125	437,375	62,500	-	-	500,000
Net (loss) for the year	-	-	-	-	-	(2,176,540)	(2,176,540)
12/31/2006 balances	34,486,810	3,449	1,904,816	62,500	-	(2,313,459)	(342,694)
Shares for lawsuit @$0.40	2,000,000	200	799,800	-	-	-	800,000
Shares for cash	2,045,334	204	280,879	-	-	-	281,083
Subscribed shares @$0.18	-	-	462,324		-	-	462,324
Shares and opt for debt for cash	3,366,667	337	1,168,663	267,500	-	-	1,436,500
Shares and opt for services	468,786	46	116,350	132,624	-	-	249,020
Deferred Compensation	-	-	(234,000)	-	-	-	(234,000)
Translation adjustment	-	-	-	-	(38,183)	-	(38,183)
Net (loss) for the year	-	-	-	-	-	(2,040,762)	(2,040,762)
12/31/2007 balances	42,367,597	4,236	4,498,832	462,624	(38,183)	(4,354,221)	573,288
Warrant expiration			62,500	(62,500)	-	-	-
Shares cancelled	(178,077)	(18)		-	-	-	(18)
Subscribed shares @ 0.18			(462,324)	-	-	-	(462,324)
Shares issued @ 0.18	2,526,800	253	454,572	-	-	-	454,825
Shares issued at $0.15	2,383,000	238	357,212	-	-	-	357,450
Shares issued for services	66,667	7	9,993	-	-	-	10,000
Broker warrants @ 0.15	-	-	-	12,212	-	-	12,212
Shares issued at $0.20	6,300,000	630	1,259,370	-	-	-	1,260,000
Shares issued at $0.25	3,800,000	380	949,620	-	-	-	950,000
broker warrants @ 0.20	-	-	-	108,990	-	-	108,990
Broker warrants @ .25	-	-	-	50,378	-	-	50,378
Deferred Compensation	-	-	117,000	-	-	-	117,000
Share issuance costs	-	-	(341,567)	-	-	-	(341,567)
Translation adjustment	-	-	-	-	(5,809)	-	(5,809)
Net gain for the period	-	-	-	-	-	58,964	58,964
6/30/2008 balances (unaudited)	57,265,987	5,726	6,905,208	571,704	(43,992)	(4,295,257)	3,143,389
Shares issues @ 0.15	100,000	10	14,990	-	-	-	15,000
Shares issues @0.37	80,000	8	29,592	-	-	-	29,600
Deferred Compensation	-	-	117,000	(58500)	-	-	58,500
Translation adjustment	-	-	-	-	(5,274)	-	(5,274)
Unrealized gain on marketable equity securities	-	-	-	-	32,299	-	32,299
Net gain for the period	-	-	-	-	-	(399,308)	(399,308)
9/30/2008 balances (unaudited)	57,445,987	$5,744	$7,066,790	$513,204	$(16,967)	$(4,694,565)	$2,874,206

Notes are an Integral part of the Financial Statements
Prepared by Management

Mogul Energy International, Inc.
(an exploration stage enterprise)
STATEMENT OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. dollars)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Cumulative from July 25, 2005 (inception) to September 30, 2008
Operating Activities
Net (loss) for periods	$(399,308)	$(241,424)	$(340,344)	$(509,488)	$(4,694,565)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense (office)	-	519	1,055	1,552	6,209
Impairment	-	-	51,749	-	2,118,646
Shares and options for services	103,100	-	153,320	-	479,120
Gain on disposition of exploration property	-	-	(715,209)	-	(715,209)
Changes in non-cash working capital
Accounts payables ( decrease) increase	(203,541)	775,400	(418,735)	771,099	47,207
GST receivable increase	(8,718)	392	13,476	(3,410)	(22,268)
Prepaid	(37,043)	-	(73,758)	-	(74,044)
Other payables	-	-	-	(20,000)	-
Shares for litigation payable	-	-	-	(800,000)
Cash used in operations	$(545,510)	$534,887	$(1,328,446)	$(560,247)	$(2,854,905)
Investing Activities
Cash held in escrow/trust	-	176,550	-	604,479	-
Purchase equipment	-	-	-	-	(6,209)
Investments	-	-	-	-	-
Exploration and evaluation	(46,253)	(953,362)	(18,746)	(2,181,792)	(2,760,634)
Cash used for investing activities	$(46,253)	$(776,812)	$(18,746)	$(1,577,313)	$(2,766,843)
Financing Activities
Due to officers and directors	-	123,800	(175,298)	42,276	2,827
Loans from shareholders	-	(400,010)	(99,990)	(80,000)	-
Proceeds from subscription s received	-	-	454,824	-	454,824
Loans	-	-	-	-	-
Sale of equity securities	-	502,729	2,389,946	2,156,729	6,651,794
Cash from financing activities	$-	$226,519	$2,569,482	$2,119,005	$7,109,445
Foreign exchange adjustment	(5,274)	17,748	(11,083)	(6,980)	(49,266)
Increase (Decrease) in cash during	(591,763)	2,342	1,222,290	(25,534)	1,487,697
Cash beginning of periods	2,035,470	1,800	227,226	29,756	-
Cash at end of periods	$1,438,433	$4,222	$1,438,433	$4,222	$1,438,433
Interest and taxes paid during period	None	None	None	None	None

Supplemental Schedule of Investing and Financing Activities Not Affecting Cash Flow For the 9-month period ended September 30, 2008

Investing Activities
Acquisition of 4,000,000 shares of Sea Dragon Ltd.	$60,207

Financing Activities
Exchange of cash call payable for shares of Sea Dragon Ltd.	$759,306

Notes are an Integral part of the Financial Statements
Prepared by Management

Mogul Energy International, Inc.
(an exploration stage company)

Notes to September 30, 2008 Interim Financial Statements
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

NOTE 2 – Interim Reporting

The information presented in the accompanying interim nine month financials includes all adjustments which are, in the opinion of management, necessary to present fairly the financial, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as Mogul Energy International, Inc.’s December 31, 2007 annual financial statements.  All adjustments are of a normal recurring nature.

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

During the quarter ended March 31, 2008 the Company issued 2,383,000 shares of its common stock at $0.15 per share, related costs totalled $16,795.   The Company issued 135,051 finders’ fee warrants which allow the holder to purchase a common share of the company for one Class B warrant and $0.15per common share.  The warrants had a fair market value of $12,212 calculated using the Black Scholes model: risk free rate 3.05%, share price $0.18, strike price $0.15, volatility 83% and dividend yield 0.00.

During the period ended June 30, 2008 the Company issued a total of 10,100,000 shares through a series of closings. Pursuant to the income tax laws of Canada (Income Tax Act, Canada) the Company issued the following share on a flow-through basis: 2,800,000, 400,000, and 600,000 closed on  June2, June 5 and June 11, 2008 respectively for a total of 3,800,000 at $0.25 per common share for total proceeds of $950,000. In addition, the company also issued 2,300,000 common shares on June 2 and 4,000,000 common shares on  June 11, 2008 on a non-flow-through basis for a total of 6,300,000 shares of its common stock at $0.20 per share for total proceeds of $1,260,000.  Share issuance costs associated with the two classes of financings that closed in June amounted to $102,444 in cash and finder’s fee warrants as follows:

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

•	Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

•
432,500 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on December 20, 2009.  The fair market value of the warrants was $97,183 calculated using the Black Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

	September 30, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding warrannts at beginning of the period	1,991,667	.43	625,000	$0.50
Warrants Granted			1,366,667	$0.40
Exercised
Forfeited
Expired	(625,000)	.50
Outstanding at the end of period	1,366,667	$0.40	1,991,667	$0.43

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

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

The following are details related to warrants issued by the company as finders’ fees:

	September 30, 2008
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of period	950,106	$0.24
Warrants granted
Exercised
Forfeited
Expired
Outstanding at the end of period	950,106	$0.24

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows to September 30, 2008:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	2,316,773	1.04	$0.32	2,316,773	1.04

.For year ended December 31, 2007

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	1,472,722	1.27	$0.37	1,474,473	1.27

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:
	September 30, 2008
	Options	Weighted Average Exercise Price
Options outstanding	2,250,000	$0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30

The fair value of the options was calculated using the Black Scholes method: risk free rate 3.73%, share price $0.28, strike price $0.30, volatility 51% and dividend yield 0.00.

Compensation charges associated with the employee stock option plan in the amount of $175,500 are included in the statement of operations for the nine month period ended September 30, 2008.

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

NOTE 4 - Oil and Gas Properties

Disposition of EWA Concession Agreement 20% Working

On March 21, 2008, the Company entered into an Agreement of Purchase and Sale with Egypt Oil Holdings Ltd. (Egypt Oil), Sea Dragon Energy Inc. (Sea Dragon) and Dover Investments Ltd.  The Agreement, with an effective date of March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction resulted in the sale of the Company’s 20% working interest in the EWA Concession Agreement (Concession) to Sea Dragon in exchange for satisfaction of the Company’s outstanding “Cash calls payable”  ($759,306) related to the Company’s drilling program on the Concession, a cash payment of $100,000 CDN plus 4,000,000 shares of Sea Dragon’s common stock, valued at an estimated $0.15 per share based on a recent share offering of Sea Dragon, a publicly traded Company.  Ninety percent of Sea Dragon’s shares received by the Company for this transaction have been placed in escrow.  The terms of the escrow call for the  release of these shares on the earlier of: (i) the Company announcing the drilling results of the second exploratory well drilled on the Concession (note 5); or (ii) July 31, 2009.  The gain on the disposition of the EWA Concession (about $540,000) related to the 3,600,000 shares held in escrow has been deferred pending meeting the above provisions of the escrow.

NOTE 5 - Commitments

Office Lease

The Company rents office space in Seattle, Washington on a month-to-month basis for $400 per month, and $450 per month for office space in Vancouver, British Columbia, Canada. In November, 2008, the Company entered into a 13 months lease for office space in Toronto, Ontario Canada at a net monthly cost of $3,954 Canadian Funds.  The lease expires November, 2009.

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

NOTE 7 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,392,074 for the period ended September 30, 2008.

NOTE 8 - Net Operating Loss Carryforward

At September 30, 2008, the Company had an estimated net operating loss (NOL) carryforward of approximately $4,600,000. The future value, if any, of this NOL related to US federal tax purposes is expected to be reduced to the extent the Company has issued “Flow-through” common shares under provisions of the Canadian tax law.  For the current period, the NOL carryforward begins to expire in 2025. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

NOTE 9 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A”Canada
Costs at June 30, 2008	$1,250,736	$-
Additions:
Exploration	$27,507
Lease property acquisition costs	-
Less accumulated depreciation, depletion, amortization and impairment	-
At September 30, 2008		-
Provided during the period		-
Net book value September 30, 2008		$1,296,989

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

Employees

In addition to our directors and officers we also have three full-time employees, and we hire independent contractor consultants as required. We will continue to outsource any additional contracts as needed.  If we are successful in our initial and any subsequent drilling programs we may retain additional employees or contractors.

Cash Requirements

For the next 12 months we plan to initiate a drilling program and explore for petroleum and natural gas on the Freehold Properties in Saskatchewan.

We will require additional funds to implement our growth strategy in our oil and gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

 The minimum expenditures noted above will allow us to drill three non-contingent oil and gas prospects and pay for general and administrative expenses.  We plan to focus substantially on the Freehold Properties.  Because our minimum estimated funding for the next twelve months is estimated to be between $2,300,000 to $2,800,000 and our total current assets as at September 30, 2008 were $1,627,251.  We will be required to raise additional funds at the present time. In the event that we are able to raise further funds, we will primarily expend such funds as described above

As at September 30, 2008, we had total assets of $2,924,240 as compared to $1,997,378 at December 31, 2007.  Working capital at September 30, 2008 was $1,577,217 (working capital at December 31, 2007 – (706,010))

For the three month ended September 30, 2008, we had current liabilities of $50,034 in current liabilities relative to current liabilities of $1,424,090 at December 31, 2007.  Our total liabilities decreased by approximately $1,374,056.  The disposition of our 20% working interest in the EWA Concession reduced accounts payable by $759,000.  We also repaid all loans to shareholders and related parties resulting in a further decrease of approximately $270,000 to the payment of accrued salaries to and repayment of loans to officers and directors.  The remaining decrease was due to the payment of outstanding legal expenses, lease acquisition costs and other general and administrative expenses.

For the three months ended September 30, 2008 General and Administrative costs were $404,123 compared to $241,242 for the three month period ended September 30, 2007.   The increase in these expenses was primarily due to increased costs for Travel and Promotions and Professional fees.  Travel and Promotions costs increased to $77,322 in the most recent three month period from $17,630 in the comparable period.  Travel and promotions costs increased as management looked to acquire international projects in Africa.  Professional fees also increase from $10,677 in the prior period to $98,121 in three month period ended September 30, 2008.  Professional fees relate to consulting for geological and geophysical fees for work towards the drilling program in Saskatchewan and professional fees for legal related to the possible redomiciling of the Company from Delaware.  The company also pays consulting fees for marketing and to certain officers and directors of the company for their services.

For the nine months ended September 30, 2008 general and administrative costs have increased from $1,010,910 compared to $509,488 for the comparable period in 2007.  Travel and Promotion costs have doubled for the most recent nine month period to $238,939 from $114,812.  This is primarily due to increased travel between offices located in Vancouver and Toronto, as well as increased efforts to acquire an international asset in either Africa or South America.  Professional fees for consulting, legal and accounting have also increased from $81,197 in the prior nine month period to $222,062 in the most recent nine month period.  The following components of professional fees include Consulting, Legal and Accounting: Consulting fees have increased 726% for geological work and geophysical work on the leased land in Saskatchewan, the company also pays consulting fees for marketing and to certain officers and directors of the company for their services.  Legal fees increased 81% due to cost incurred for possible redomiciling the Company from Delaware ,and other legal costs.  Accounting costs have increased 101% due to increased fees for audit and review engagements.

For the nine months ended September 30, 2008, the company recorded a gain of $715,209 for the disposition of the company’s 20% working interest in the EWA Concession.  Recognition of the gain related to this transaction involved transfer of $759,306 of cash calls payable related to the Company’s drilling project, $100,000 in cash and 400,000 shares (of a total of 4,000,000 shares described below) of Sea dragon Energy Inc., valued at $0.15 per share.  There was no similar gain in the prior comparable nine month period.

The disposition of its interest in the EWA Concession, involves a transfer to the Company of 400,000 shares of Sea Dragon Energy Inc. plus an additional 3,600,000 shares that were placed in escrow, 4,000,000 shares total. The Company has deferred any gain recognition on the 3,600,000 shares held in escrow until the time the escrow provisions are met.  Management believes that the terms of the escrow for these shares will be met on July 31 2009. Management anticipates that the release of these shares from escrow will improve its liquid assets significantly.

The cash outflow for the three month period ended September 30, 2008 was $545,510 relative to a cash inflow of $534,887 for the comparative period in 2007.  During the current three month period the company took steps to reduce it outstanding accounts payable from a previous drilling program that had gone unpaid due to lack of financing.  Cash out flows from operation over the nine months ended September 30, 2008 was $1,329,446 as compared to an outflow of $560,247 in the comparable period in 2007.    Accounts payable for costs incurred in former drilling programs as well as outstanding legal fees were paid.

Cash used in investing activities has decreased from $953,363 in the three month period ended September 2007 to $46,253 in the most recent three month period primarily due to exploration and evaluation activates related to the divestiture of the EWA Concession.   Cash used in investing decreased from $1,577,313 in the nine months ended in 2007 to $18,746 in the nine months ended in 2008.  This was due to the write down of $1,203,240 for the dry hole drilled on the EWA concession and the subsequent divestiture of the 20% working interest in the Concession.

Cash received from financing activities for the three month period ended September 30, 2007 was $226,519 due to an increase of funds owed to directors increased by $123,800,  the company paid shareholders loans in full reducing cash by $400,010 and raised $502,729 through the sale of equity securities.  Cash increased in the nine months ended September 30, 2008 to $1,438,443 primarily due to the issuance of 10,100,000 shares of its common stock, of which 6,300,000 shares were issued at $0.20 per share and 3,800,000 shares were issued on a flow-through basis under the Canadian Tax Act at $0.25 per share. Proceeds to the Company was $2,389,946, net of $341,567 for related costs.   The increase over the comparable nine-month period for fiscal 2007 was $2,119,729 and was primarily due to the issuance of common shares over the course of 2007.

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

As at September 30, 2008, we do not have any proven or probable reserves.

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

Pursuant to 17 C.F.R. § 229.305(e), no information is provided under this Item because the Company is a smaller reporting company, as defined by 17 C.F.R. § 229.10(f)(1).

Item 4T.	Controls and Procedures

As required under the Exchange Act, as of the end of the period covered by this report, being September 30, 2008, we evaluated the effectiveness of the design and operation of our disclosure control and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company.  Disclosure control and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner, the information we must disclose in reports that we file with or submit to the SEC.

Management and officers have implemented measures to revise and improve our internal controls and procedures to increase our effectiveness.  As part of this program we have engaged an independent accounting firm experienced in GAAP to review and to advise in respect to the preparation of our financial statements, and to provide accounting advice on various matters relating thereto on an ongoing basis.  Further, we have also engaged independent advice from an accountant with experience in matters relating to taxation on a multi-jurisdictional level, to advise and ensure the adequacy and accuracy of our tax reporting and disclosure and that we are in compliance in this regard.

There have been no changes in our internal control over financial reporting during the last quarterly period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about August 13, 2008, the Company’s CFO, Mr. William Smith, purchased 5,000 common shares of the Company at $0.18 per share.  For more information, see the Form 4 filed by Mr. Smith with the Securities and Exchange Commission, on or about September 10, 2008.

No shares of the Company have been purchased on behalf of the Company or affiliated purchasers as part of any publicly announced plans or programs, and there are currently no plans or programs in place to purchase any shares in the future.

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

Dated:  November 14, 2008