Form 10-K
period 2008-12-31
Mogul Energy International, Inc.
filed 2009-04-15
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-138806

MOGUL ENERGY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0461623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 Pike Street, Suite 2210, Seattle, WA 98101
(Address of principal executive offices)

(206) 357-4220
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
OF THE EXCHANGE ACT:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§Sec.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, based on the average bid and asked price of such common equity as quoted on the Over-the-Counter Bulletin Board (OTCBB) on June 30, 2008 (average was $0.24), was $10,350,504.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of April 13, 2009, there were 57,445,987 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Mogul Energy International, Inc.
(an exploration stage enterprise)

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events and/or our future financial performance.  Generally, you can identify forward-looking statements by terminology such as “intends,” "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", or "potential" or the negative of these terms or other comparable terminology.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  These statements reflect only our current expectations and involve known and unknown risks, uncertainties and other factors, many of which are unforeseen, including the risks in Item 1A entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this Annual Report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of Mogul Energy International, Inc., and the terms "we" "us" and "our" mean Mogul Energy International, Inc. (the “Company” and “Registrant”).

ITEM 1.	BUSINESS.

General Development of Business

We are a Delaware corporation formed on July 25, 2005, with our principal place of business in the State of Washington.  We also maintain an office in Vancouver, British Columbia and Toronto, Ontario, Canada.  We are an independent oil and gas exploration company established to take advantage of the low cost acquisition opportunities near other producing and proven oil fields. Since our formation, we have engaged in only limited activities related to the acquisition of our property rights and financing activities. To date, we have not generated any operating revenues.  The address of our website is www.mogulenergy.com. Information on our website is not part of this report.

We are an exploration company focused on exploration and acquisition of properties with potential for hydrocarbon (oil and gas) development.  Our business strategy is to conduct exploration on our current properties for hyrdrocarbons and expand our business through development of those properties and, if warranted, the acquisition and development of other properties that have:

▪	Low entry cost as measured on a dollar per barrel for proven and potential reserves;
▪	Ready access to infrastructure allowing for production within a short time period without significant capital commitments; and
▪	Ready access to local and export markets without the need for immediate investment in pipeline construction projects.

Initially, we intend to use third-party providers to engage in most if not all of any oil and gas producing activities in which we may engage if our properties reveal the potential for such activity in the future.

Material Asset Purchases and Sales

The Company entered into an Agreement of Purchase and Sale (the “EWA Agreement”) with Egypt Oil Holdings Ltd. (“Egypt Oil”), Sea Dragon Energy Inc. (“Sea Dragon”), and Dover Investments Limited.  The EWA Agreement, effective March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction ultimately resulted in the sale by the Company to Sea Dragon of the Company’s 20% working interest in the East Wadi Araba (EWA) Concession in the Gulf of Suez, in exchange for satisfaction of the Company’s outstanding liabilities relating to the Company’s former drill program on the EWA Concession, a cash payment to the Company of US$100,000, and equity participation in Sea Dragon in the amount of four million (4,000,000) shares.  For additional information please refer to the Company’s Current Report on Form 8-K filed April 8, 2008.

See also “ITEM 8B. OTHER INFORMATION” below.

Business of the Issuer

The Company is in the oil and gas exploration business.  Our business plan is focused on a strategy for maximizing the long-term exploration and development of our petroleum prospecting concessions in Saskatchewan, Canada. To date, execution of our business plan has largely focused on the acquisition of petroleum concessions in Canada and Egypt, as well two drilling programs in Saskatchewan, and a drilling program on the EWA Concession in the Gulf of Suez. We intend to establish a going forward exploration and development plan.  In the near term, we are focusing on the Freehold Properties in Saskatchewan, Canada.  Other than the acquisition of our property interests, the prior drilling program on the Fairlight Prospect, the drilling program on the EWA Concession, and the recent drilling program on the Freehold Properties in Saskatchewan, we have not engaged in any substantive business operations to date. We have engaged only in preliminary, exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans.

Employees

In addition to our directors and officers, as of April 13, 2009, we have three total employees, all of which are full-time employees.  We hire part-time employees and/or independent contractor consultants as required.  We will continue to rely on independent contractors as needed.  If we are successful in any future drilling programs, we may retain additional employees or contractors.

ITEM 1A.	RISK FACTORS.

You should carefully consider the risks described below, and the other information contained in this Annual Report, before purchasing shares of our common stock. Some of the risks and uncertainties we face are described below; however, the risks and uncertainties described below are not the only risks and uncertainties we face, and risks and uncertainties not listed herein may materially adversely affect our business.  If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected, the price of our common stock could decline, and you may lose all or part of your investment therein.  You should acquire shares of our common stock only if you can afford to lose your entire investment.

Risks Associated With Our Business

We have a limited operating history which makes your evaluation of our business difficult. We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

We were organized on July 25, 2005, and have only recently acquired our interests in the Canadian Property Interests in Saskatchewan.  For the period from July 25, 2005 (inception) to December 31, 2008, we incurred an operating loss of $6,125,607. We expect to incur substantial operating losses for the foreseeable future, as well.

We are in the exploration stage of our business development. Other than the acquisition of our property interests, the drilling program on the Fairlight Prospect, and the drilling program on the EWA Concession, we have not engaged in any substantive business operations to date. We have engaged only in preliminary, exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans. Our preliminary exploratory activities have, to date, resulted in one “dry-hole” drilled on the Fairlight Prospect, one under evaluation, and one non-commercial hole drilled on the EWA Concession. We have a very limited operating history upon which you can evaluate our business and prospects.  Accordingly, you should consider and evaluate our business prospects by considering the risks associated with our early stage status and lack of operational experience.

We expect to face many of the typical challenges of a startup business.

We were only recently organized and have been in operation for just over three years. Accordingly, a startup business like ours faces a number of challenges. For example, engaging the services of qualified support personnel and related consultants and other experts is very important in the oil and gas exploration business, and there is keen competition for the services of these experts, consultants, and support personnel. Equally important in the oil and gas exploration business is the establishment of initial exploration plans for drilling prospects, and the efficient analysis of relevant information.  Establishing and maintaining budgets and appropriate financial controls is also very important to a startup business. If we fail to address one or more of these activities, or curb operating losses, our ability to carry out our business plan may be materially impaired.

The oil and gas exploration business involves many operating risks that can cause substantial losses.

Numerous risks affect our drilling activities, including the risk of drilling non-productive wells or dry holes. To date, we have completed drilling on four wells – three on the Fairlight Prospect and one on the EWA Concession – three wells were non-commercial “dry holes,” and one on the Fairlight Prospect has been suspended and is being evaluated.  The cost of drilling, completing and operating wells, and of installing production facilities and pipelines is often uncertain.  Also, our drilling operations could diminish or cease due to a number of factors, including any of the following:

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

Our property interests and operations in Canada are subject to the various risks inherent in foreign operations. These risks include the following:

•	currency restrictions and exchange rate fluctuations;

•	risks of increases in taxes and governmental royalties and renegotiation of contracts with governmental entities; and

•	changes in laws and policies governing operations of foreign-based companies.

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations and such fluctuations may periodically affect our financial position and results. We do not engage in currency hedging activities.  United States laws and policies on foreign trade, taxation and investment may also adversely affect our international operations. In addition, if a dispute arises from foreign operations, foreign courts may have exclusive jurisdiction over the dispute, or we may not be able to subject foreign persons to the jurisdiction of United States courts.  There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in Canada or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business in Canada.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability in Canada.

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

Except in regards to the Freehold Properties, we do not act as the operator with respect to the properties in which we have an interest. Other companies may operate all or a portion of the oil and natural gas properties in which we have an interest. As a result, we have limited influence over operations on some of those properties or their associated costs. Our limited influence on non-operated properties could result in the following:

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

To date we have not established reserves on any of our properties; in fact, of the four wells on which we completed drilling, three were “dry holes,” and one is under evaluation.  We now plan on implementing further exploratory activities on our Freehold Properties in the future. There is, however, no guarantee that such exploratory activities will lead to the identification of additional drill sites or, if identified and wells are drilled, that we will find reserves that we can economically produce. Future drilling activities will subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only as a result of dry holes, which we have experienced, but also from productive wells that do not produce sufficient oil to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and not all wells produce oil and gas. As a result, we may not recover all or any portion of our investment.

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

If we identify additional drilling targets, we require substantial capital to continue our drilling program with respect to the Freehold Properties and EWA Concession. In addition, our ongoing capital requirements consist primarily of the following items:

•	funding our 2009 capital and exploration budget;

•	other allocations for acquisition, development, production, exploration and abandonment of oil and natural gas reserves.

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

Our oil and gas operations in Canada (and previously Egypt) are subject to local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Although we have drilled exploratory wells on the EWA Concession and on the Fairlight Prospect (three of which were “dry holes,” and one of which is under evaluation), we have not established any reserves on any of properties.  Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

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

To a large extent, we depend on the services of the founders of the company, and other senior management, advisors, joint partners and personnel. These individuals have critical and unique knowledge of our operations that facilitate the evaluation and acquisitions of existing and potential properties in Canada.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  We do not have key man insurance on any of our employees.  The loss of these experienced personnel could have a material adverse impact on our financial condition or operations, including our ability to compete in Canada.  Except as to Mr. Pratt, we do not have any formal agreements with these individuals nor do we maintain any insurance against the loss of services by any of these individuals.

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

We are in the early stages of the exploration and development of unproven properties in Canada. We have adopted the “full cost method” of accounting for acquisition, exploration and assessment of exploration properties. Early exploration and the costs including rights to explore, geological and geophysical studies, exploratory drilling and activities in relation to evaluating the technical and feasibility and commercial viability of extracting the oil and gas from the target properties are reasonably viewed necessary to evaluate and determine probable and proven reserves on the properties.

We currently have a full-cost pools in Canada. Depletion and amortization of the full-cost pools will be computed using the units of production method based on proven reserves, if any, as determined by the aforementioned activities.

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

Our common stock is a “penny stock,” as that term is defined under Rule 3a51-1 of the Securities Exchange Act of 1934. Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades on the OTCBB for less than $5.00 a share. Prices in our stock often are not available to buyers and sellers and the market may be very limited. Penny stocks in start-up companies are among the riskiest equity investments. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the U.S. Securities & Exchange Commission. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there is less trading activity in penny stocks and you are likely to have difficulty selling your shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal office is located at 520 Pike Street, Suite 2210, Seattle, Washington, USA 98101.  We also have administrative offices located at 207 West Hastings Street, #1111, Vancouver, British Columbia, Canada V6B 1H7, and Suite 201, 47 Colburne St., Toronto, Ontario, Canada M5E 1P8.   These offices are leased.  We lease office space in Seattle, Washington, from The Law Office of Mussehl & Khan, a law firm in which one of our former officers and a former director are partners. The lease payments are currently $400 per month. The office lease may be terminated by either party upon 30 days notice to the other.  The Vancouver location is leased for CDN$450 per month ($625 as of Sept. 1, 08), renewable annually.  The Toronto location is leased for CDN$3,954 per month.  Our premises are adequate for our current operations, and we do not anticipate that we will acquire or lease additional premises in the foreseeable future. See Note 5 to Financial Statements.

All of our oil and gas properties are located in the United States and Canada.  As of December 31, 2008, we held petroleum leases in one major area, as follows:  a one hundred percent (100%) interest in approximately 9,300 acres situated in South East Saskatchewan acquired under sixty-eight (68) separate freehold oil and gas leases (the “Freehold Properties”).  The Company sold its former twenty percent (20%) working interest in the East Wadi Araba (EWA) Concession located in the Gulf of Suez, Arab Republic of Egypt (the “EWA Concession”), as discussed herein.

We recently completed a drilling program on the Freehold Properties.  The drilled well has been cased and the results of the drilling program are being evaluated.  We previously drilled a dry well on Saskatchewan P&NG Lease PN 46794 (“the Fairlight Prospect”).  Our fifty percent (50%) interest in the Fairlight Prospect has expired and has not been renewed.  Because of the Fairlight Prospect’s proximity to our Freehold Properties, we believe that the information gathered from our drilling activities on the Fairlight Prospect will be of assistance in planning our exploration and drilling activities on the Freehold Properties.

We do not have any reserves on our properties.

ITEM 3.	LEGAL PROCEEDINGS.

We currently know of no material active or pending legal proceedings in which the Company is a party, or of which any of our property is the subject.  Nor is the Company involved as a plaintiff in any material active or pending litigation. We know of no material active or pending legal proceedings in which any of our directors, officers, or affiliates, or any registered beneficial shareholder, is an adverse party to us or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the period of this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MGUY, and on the Frankfort Stock Exchange under the symbol BKX”  As of April 13, 2009, there were 57,445,987 common shares issued and outstanding.

Our stock began trading on the OTCBB on July 11, 2007.  Following are the high and low sales prices by quarter since that time:

OTC Bulletin Board Sales Prices for MGUY
Quarter Ended	High	Low
September 30, 2007	0.56	0.10
December 31, 2007	0.20	0.09
March 31, 2008	0.20	0.12
June 30, 2008	0.28	0.13
September 30, 2008	0.26	0.10
December 31, 2008	0.17	0.03
March 31, 2009	0.07	0.02

The closing price of our stock on April 13, 2009 was $0.06.

Holders

As of December 31, 2008, there were at least 80 shareholders of record of the Company’s common stock.  The number of shareholders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent and registrar for our common stock is Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Scottsdale, Arizona 85251 [Tel: (480) 481-3940, Fax: (480) 481-3941].

Dividends

To date the Company has not declared or paid cash dividends on our capital stock and does not anticipate paying any cash dividends in the foreseeable future, but intends to retain its capital resources for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors as the board of directors deems relevant. Our Board of Directors has the right to authorize the issuance of preferred stock, without further stockholder approval, the holders of which may have preferences over the holders of the common stock as to payment of dividends.

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

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities since the Company’s last report of such sales in the Current Report on Form 8-K filed on June 16, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

The Company is a “smaller reporting company,” as defined by Rule 229.10(f)(1) (Regulation S-K), and is not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

We do not anticipate any significant changes to the number of employees.

Cash Requirements

We will require additional funds to satisfy the terms under our agreement to acquire a 40% interest in Excelaron LLC.  Further cash requirements will be necessary should the Company undertake completion of its suspended well drilled in Southeastern Saskatchewan and for general operating expenses.  These funds may be raised through equity financing, debt financing, the sale of assets, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Over the next twelve months we intend to use all available funds to evaluate a further drilling program on the Freehold Properties and meet our obligations under our agreement with Excelaron LLC.

As at December 31, 2008, we had total assets of $1,483,608 as compared to $718,080 at December 31, 2007.  Working capital at December 31, 2008 was $924,346 (working capital at December 31, 2007 – $706,010).

As at year-ended December 31, 2008, we had current liabilities of $559,262 in current liabilities relative to current liabilities of $1,424,090 at December 31, 2007.  Our total liabilities decreased by approximately $864,828.  The disposition of our 20% working interest in the EWA Concession reduced our accounts payable by $759,000.  We also repaid all loans to shareholders and related parties resulting in a further decrease of accounts payable of approximately $270,000.  Current accounts payable consist of new payables arising as a result of the drilling program and have been incurred in the months of November and December of 2008.

	Year ended December 31, 2008	Year ended December 31, 2007
Expenses
General & Administration
Internet and telephone	18,451	10,282
Professional fees	372,062	156,582
Rent	62,881	11,279
Employee stock options	175,500	117,000
Travel & Promotion	298,258	140,595
Wages	280,487	184,446
Other	167,122	118,399
Total General and administration expenses	1,374,762	738,584
Impairment on resource properties	1,692,049	1,302,177
Gain on disposition EWA	1,287,072	-

For the year-ended, 2008 total general and administrative costs were $1,374,762 compared to $738,584 in the prior year.  Internet and Telephone charges increased 79% as a result of increased communications costs associated with the set-up of offices in Toronto, Ontario, Canada.  Professional fees also increase from $156,582 in the prior year to $372,062 in 2008.  Professional fees related to consulting for geological and geophysical expenses for work towards the drilling program in Saskatchewan and due diligence work on potential projects, fees for legal advice related to the possible redomicile of the Company from Delaware, legal advice relating to potential projects, as well as general legal work. The company also pays consulting fees for marketing and monies to certain officers and directors of the company for their services.  Rent expenses have increased by $51,602 due to the office space leased in Toronto.  The remaining stock options vested during 2008.  Travel and Promotions costs increased to $298,258 for 2008 compared to $140,595 in the prior year.  Travel and promotions costs increased as management looked to acquire international projects in Africa that were not undertaken.  Wages increased to $280,487 in 2008 compared to $184,446 in 2007 as the company hired additional staff and increased pay to the key executives.

The Company assessed the results of its Saskatchewan drilling program at year end and wrote-down all lease costs and cost to acquire the leases as impaired; in addition, the cost of drilling the second well which resulted in a dry-hole was also written-down as impaired along with other costs not associated with the first well which has been suspended pending further evaluation.

We disposed of our interest in the EWA Concession, involving a transfer to the Company of 400,000 shares of Sea Dragon Energy Inc., plus an additional 3,600,000 shares that were placed in escrow, totaling 4,000,000 shares. The Company has deferred any gain recognition on the 3,600,000 shares held in escrow until the time the escrow provisions are met.  Management believes that the terms of the escrow for these shares will be met on July 31, 2009. Management anticipates that the release of these shares from escrow and the forgiveness of cash calls payable will improve its liquidity in 2009 through sale of common shares of Sea Dragon.

The cash outflow for operations in 2008 increased to $1,023,118, compared to $444,223 in the prior year.

Cash used in investing activities has increase to $849,318, compared to $584,825 in 2007, due to the drilling program embarked on at the end of 2008.

Cash generated from financing activities was $2,565,172, compared to $1,264,701 for 2007.  Cash increased during the year as a result of the issuance of further equity.

Milestones

Subject to the availability of sufficient funds, we hope to achieve the following milestones in the exploration and development of our Freehold Properties over the next twelve months:

•
Evaluate the outcome of the recent drilling of the wells on the Freehold Properties to obtain information that will assist the company in making future decisions about exploration and development.  Evaluate future properties for further exploration.

Subject to the availability of sufficient funds, we hope to achieve the following milestone with respect to our recent agreement with Excelaron LLC (see discussion under Item 9B Other Information and elsewhere herein):

•
Meet the investment into Excelaron of $2,300,000 to obtain a 40% Members Percentage Interest (“Interest”) in Excelaron, as per the terms of the Agreement. The Agreement provides that the Company is to invest $2,300,000 in Excelaron over the period ending October 1, 2009 in defined payments.

Selected Annual Financial Information

	2008	2007
Cash	845,251	227,226
Investments	556,707	-
Working capital	924,346	(706,010)
Total assets	1,919,120	1,997,378
Shareholders' equity	1,359,858	573,288
Share capital	7,072,281	4,503,068
Weighted average common shares outstanding	50,314,446	37,449,327
Retained loss	(6,125,607)	(4,354,221)
Cash flow from operations	(1,023,118)	(444,223)
Net loss	(1,771,386)	(2,040,761)
Total equity	1,359,858	573,288
Loss per share	(0.04)	(0.05)

The Company currently operates in one segment the oil and gas exploration business.  Our continuing business activities are concentrated in geographic area; Southeastern Saskatchewan, Canada and in the State of California, U.S.A.  The Company discontinued its exploration activities in the Arab Republic of Egypt through the disposition of its 20% working interest in the East Wadi Araba Concession (“EWA Concession”) on April 25, 2008.

The Company disposed of its interest in the EWA Concession in order to focus on its Canadian assets and release our obligations related to cash calls due and payable to Sea Dragon Energy related to unsuccessful exploration activity undertaken on the concession in 2007. The Company entered into an  Agreement of Purchase and Sale with Egypt Oil Holdings Ltd. (Egypt Oil), Sea Dragon Energy Inc. (Sea Dragon) and Dover Investments Ltd.  The Agreement, with an effective date of March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction resulted in the sale of the Company’s 20% working interest in the EWA Concession Agreement (Concession) to Sea Dragon in exchange for satisfaction of the Company’s outstanding “Cash calls payable” ($759,306) related to the Company’s drilling program on the Concession, a cash payment of $100,000 CDN plus 4,000,000 shares of Sea Dragon’s common stock, valued at an estimated $0.15 per share based on a recent share offering of Sea Dragon, a publicly traded Company.  Ninety percent of Sea Dragon’s shares received by the Company for this transaction have been placed in escrow.  The terms of the escrow call for the  release of these shares on the earlier of: (i) the Company announcing the drilling results of the second exploratory well drilled on the Concession (note 5); or (ii) July 31, 2009.

The Company raised net proceeds of $2,448,213 during the year-ended in 2008 to be used to fund an exploration program on the Company’s leases located in South Eastern Saskatchewan and for general operating activities.

The Company commenced an exploration program in 2008 on its leased properties located in eastern Saskatchewan.  The first well encountered a heavily oil stained, marginal reservoir, within the Bakken interval.  This well has been suspended.  A determination has not been made regarding the extent of oil reserves, if any, or the classification of same.  Further analysis is expected to be completed in 2009.  A second well was drilled and abandoned after encountering a wet zone at the Bakken reservoir level.

 The Company’s exploration program previously announced for its South Eastern Saskatchewan properties has changed significantly. Further exploration in Saskatchewan has been postponed as the Company evaluates the results of the wells drilled to date.  Due to expiration of the leased property, a lack of cash and lower oil prices than anticipated, the Company has realized an impairment charge of $1,203,247 related to the expiration of substantially all leased property assets and their related acquisition costs previously capitalized on the balance sheet as Exploration and Evaluation.  A further impairment charge of $412,134 has been recognized for the dry hole and other related costs of the 2008 exploration.  The suspended well costs have been recorded as a capitalized asset pending determination of reserves, if any.

On February 12, 2009, we entered into an agreement with Excelaron LLC wherein Mogul Energy may acquire a 40% membership interest in Excelaron LLC, a California based company.  Excelaron LLC is in the process of developing oil and gas leases located in the state of California.  The terms of the agreement stipulate that in exchange for an investment into Excelaron of $2,300,000, the Company is to obtain a 40% Members Percentage Interest (“Interest”) in Excelaron.  The Agreement provides the invested funds are to be used primarily by Excelaron for oil and gas exploration activities.  The Agreement provides that the 40% interest is to be issued upon payment of the first installment of $175,000 which has been paid.  Further, the Agreement provides that the Company is to invest $2,300,000 in Excelaron over  the period ending October 1, 2009 in defined payments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending December 31, 2009.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements for the period ended December 31, 2008, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with Generally Accepted Accounting Principles (GAAP) used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials. See Note 2 to the Financial Statements under ITEM 8.

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

As at December 31, 2008, we do not have any proved reserves.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a “smaller reporting company,” as defined by Rule 229.10(f)(1) (Regulation S-K), and is not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mogul Energy International, Inc.
(an exploration stage company)
Seattle, WA

We have audited the accompanying balance sheets of Mogul Energy International, Inc., a Delaware corporation, as of December 31, 2008 and December 31, 2007, and the related statements of operations, shareholders' equity and cash flows for the years then ended, and for the period from July 25, 2005 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mogul Energy International, Inc. (an exploration stage company) as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the years then ended, and for the period from July 25, 2005 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Jorgensen & Co.
(a registered pubic accounting firm)

/s/ Jorgensen & Co.
April 8, 2009
Bellevue, Washington

Mogul Energy International, Inc.
(an exploration stage company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2008	December 31, 2007

Assets:
Current
Cash	$845,251	$227,226
Receivable	52,169	35,744
Subscriptions receivable	-	454,824
Investment - held for sale	556,444	-
Prepaid and Deposits	29,744	286
Total current assets	1,483,608	718,080
Non-current
Equipment – net	-	1,055
Exploration and evaluation	435,512	1,278,243
Total Assets	$1,919,120	$1,997,378
Current Liabilities:
Accounts payable	$559,262	$465,942
Cash call payable – exploration	-	680,033
Due to officers and directors	-	178,125
Loans from shareholders	-	99,990
Total current liabilities	$559,262	$1,424,090

Contingencies and commitments	-	-

Shareholders’ Equity:
Deficit accumulation during exploration stage	$(6,125,607)	$(4,354,221)
Common stock Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares, and 42,367,597 shares for 12/31/08 and 12/31/07, respectively	5,744	4,236
Additional paid-in capital	7,066,537	4,498,832
Warrants & Options:	571,704	462,624
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(112,894)	(38,183)
Other comprehensive income (loss)	(45,626)	-
Total Shareholders’ Equity	1,359,858	573,288
Total Shareholders’ Equity and Liabilities	$1,919,120	$1,997,378

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Operations
For the Years Ended December 31, 2008 and 2009 and
For the Period July 25, 2005 (inception) to December 31, 2008
(expressed in U.S. dollars)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative from July 25, 2005 (inception) to December 31, 2008
Expenses:
General and administrative	$(1,374,762)	$(738,584)	$(2,842,088)
Impairment	(1,692,049)	(1,302,177)	(3,758,944)
Other income and expenses
Gain on disposition exploration property	1,287,072	-	1,287,072
Interest Revenue	8,354	-	8,354
Settlement of lawsuit	-	-	(820,000)
Net (loss) for the periods	$(1,771,386)	$(2,040,761)	$(6,125,607)

Basic earnings (loss) per share	$(0.04)	(0.05)

Weighted average common shares outstanding	50,314,446	37,449,327

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statement of Shareholders’ Equity
(expressed in U.S. dollars)

	Number of Common shares	Par Value	Additional Paid in Capital	Warrants & Options	Other Compre. Income	Deficit Accumulated During Exploration Stage	Totals
Shares issued at $0.001	29,264,310	$2,926	$26,338	$-	$-	$-	$29,264
Shares issued at $0.15	590,000	59	88,441	-	-	-	88,500
Shares issued at $0.40	717,500	72	286,928	-	-	-	287,000
Net (loss) for period	-	-	-		-	(136,919)	(136,919)
12/31/2005 balances	30,571,810	3,057	401,707	-	-	(136,919)	267,845
Shares issued at $0.40	2,665,000	267	1,065,734	-	-	-	1,066,001
Units (Shares & warrants) at $0.40	1,250,000	125	437,375	62,500	-	-	500,000
Net (loss) for the year	-	-	-	-	-	(2,176,540)	(2,176,540)
12/31/2006 balances	34,486,810	3,449	1,904,816	62,500	-	(2,313,459)	(342,694)
Shares for lawsuit @$0.40	2,000,000	200	799,800	-	-	-	800,000
Shares for cash	2,045,334	204	280,879	-	-	-	281,083
Subscribed shares @$0.18	-	-	462,324		-	-	462,324
Shares and opt for debt for cash	3,366,667	337	1,168,663	267,500	-	-	1,436,500
Shares and opt for services	468,786	46	116,350	132,624	-	-	249,020
Deferred Compensation	-	-	(234,000)	-	-	-	(234,000)
Translation adjustment	-	-	-	-	(38,183)	-	(38,183)
Net (loss) for the year	-	-	-	-	-	(2,040,762)	(2,040,762)
12/31/2007 balances	42,367,597	4,236	4,498,832	462,624	(38,183)	(4,354,221)	573,288
Warrant expiration			62,500	(62,500)	-	-	-
Shares cancelled	(178,077)	(18)		-	-	-	(18)
Subscribed shares @ $0.18			(462,324)	-	-	-	(462,324)
Shares issued @ $0.18	2,526,800	253	462,071	-	-	-	462,324
Shares issued at $0.15	2,383,000	238	349,468	-	-	-	349,706
Shares issued for services	166,667	17	24,983	-	-	-	25,000
Broker warrants @ $0.15	-	-	-	12,212	-	-	12,212
Shares issued at $0.20	6,300,000	630	1,259,372	-	-	-	1,260,002
Shares issued at $0.25	3,800,000	380	949,620	-	-	-	950,000
Broker warrants @ $0.20	-	-	-	108,990	-	-	108,990
Broker warrants @ $0.25	-	-	-	50,378	-	-	50,378
Deferred Compensation	-	-	234,000		-	-	234,000
Share issuance costs	-	-	(341,577)	-	-	-	(341,577)
Shares issues @ $0.37	80,000	8	29,592	-	-	-	29,600
Translation adjustment	-	-	-	-	(74,711)	-	(74,711)
Unrealized gain on marketable equity securities	-	-	-	-	(45,626)	-	(45,626)
Net (loss) for the year	-	-	-	-	-	(1,771,386)	(1,771,386)
12/31/2008 balances	57,445,987	$5,744	$7,066,537	$571,704	$(158,520)	$(6,125,607)	$1,359,858

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2009 and
For the Period July 25, 2005 (inception) to December 31, 2008
(Expressed in U.S. dollars)

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative from 7/25/05 (inception)to 12/31/08
Operating Activities
Net (loss) for periods	$(1,771,386)	$(2,040,761)	$(6,125,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense (office)	1055	2,070	6,209
Impairment	1,692,049	1,302,177	3,758,946
Shares and options for services	274,083	249,020	523,103
Gain on disposition of exploration property	(1,287,072)	-	(607,039)
Changes in non-cash working capital
Accounts payables ( decrease) increase	93,320	71,106	559,262
GST receivable increase	(16,425)	(7,548)	(51,902)
Prepaid	(29,458)	(286)	(29,744)
Payable settlement	19,467	-	19,467
Litigation payable	-	(20,000)	-
Cash used in operating activities	$(1,024,366)	$(444,223)	$(1,947,304)
Investing Activities
Cash held in escrow/trust	-	604,479	-
Equipment purchase			(6,209)
Exploration and evaluation	(849,318)	(1,189,304)	(4,194,459)
Cash used for investing activities	$(849,318)	$(584,825)	$(4,200,668)
Financing Activities
Due to officers and directors	(178,125)	(26,415)	-
Cash call payable - exploration	-	680,033	-
Loans from shareholders	(99,990)	(80,000)	-
Proceeds from subscriptions receivable	462,324	-	462,324
Shares and options for debt for cash	-	410,000	-
Proceeds from sale of equity securities	2,380,963	281,083	6,642,811
Cash from financing activities	$2,565,172	$1,264,701	$7,105,135
Foreign exchange adjustment	(74,711)	(38,183)	(113,161)
Increase in cash during periods	692,736	235,653	958,412
Cash beginning of periods	227,226	29,756	-
Cash at end of periods	$845,251	$227,226	$845,251
Interest and taxes paid during period	None	None	None

The Notes are an integral part of the Financial Statements

Statements of Cash Flows - continued
Supplemental Disclosures of Non Cash Transactions

	For year Ended 12/31/08	For year Ended 12/31/07

Issued 2,000,000 shares of common stock to settle lawsuit		$800,000

Issued 290,709 shares of common stock as payment for services		$50,396

Issued 1,366,669 shares of common stock and options to repay shareholders loans		$410,000

Issued 2,000,000 shares of common stock for Resource Property		$800,000

Addition of marketable equity securities in EWA exchange	$602,070

Decrease in cash call payable in EWA exchange transaction	$(680,033)

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

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

The Company has working capital deficiency, a history of operating losses, and a $6,125,607 accumulated deficit through December 31, 2008.  This, and other factors, raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations and to achieve profitable operations through successful exploration and development of oil and gas properties.

Although there is no assurance that the Company will be successful in these actions. However, management believes that it will be able to secure the necessary financing to continue operations for the foreseeable future.  Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the reported expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  Such adjustments would be material and would have an adverse effect on the ability of the Company to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires use of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of various factors affecting future costs and operations, actual results could differ from estimates. Critical accounting policies and estimates used in the preparation of the financial statements relate to the accounting for impairments and carrying amounts of exploration properties including the realizable value of capitalized resource properties for exploration and evaluation costs. Future operations will be affected to the extent there are material differences between the estimated and actual amounts.

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for the exploration of its oil and gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, directly related overhead costs and related asset retirement costs and costs of drilling exploratory productive and non-productive wells into full cost pools on a country-by-country basis. At December 31, 2008 the Company currently has one full-cost pool located in Canada.

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

Once commercial production is achieved the Company will apply a ceiling test quarterly to the capitalized costs in its full cost pools. Amounts in excess of the ceiling test limits are charged to operations as impairment expense in the period of the test until proven reserves are available. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from any proved reserves, based on the existing economic and operating conditions. Specifically, the ceiling test is calculated so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of any oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test

Oil and gas property costs are considered tangible assets consistent with the views set forth in Emerging Issues Task Force Issue 04-02.

The Company did not apply a ceiling test in 2007 or 2008 because it is in the exploration stage and no proven reserves have been established.

Cost centers in the exploration stage are assessed at each reporting date to determine whether it is likely that the net costs, in aggregate, may be recoverable in the future.  Costs considered unlikely to be recovered are charged to earnings during the period.  Impairment charges of $1,692,049 and $1,302,177 were recorded for the years ended December 31, 2008 and 2007, respectively.  The impairment expense for 2008 related to properties in Saskatchewan Canada, and for 2007 for properties located in Egypt.

Revenue Recognition

The Company will recognize petroleum and natural gas revenues from its interests in producing wells as petroleum and natural gas is produced and sold from these wells and ultimate collection is reasonably assured.

Cash

Cash, demand deposits and investment securities with maturities of no more than 90 days are considered cash for financial reporting purposes.

Investment Held for Sale

The Company holds 4,000,000 common shares of Sea Dragon Energy Inc. , a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale. Any changes in the market value of these shares are reflected in the Other Comprehensive Income balance sheet account. Of these shares, 3,600,000 are held in escrow, the Company expects these common shares will be released from escrow on or before July 9, 2009.   See Note 4.

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

Goods and Services Tax Receivables (GST)

The Company’s GST receivable was $35,744 at December 31, 2007 and $52,169 at December 31, 2008.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for uncollectible to be necessary

Abandonment Costs

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

As of December 31, 2008, the Company had no production, or proven or probable reserves or related abandonment costs.

Foreign Exchange Rate

The Company’s functional and  reporting currency is the United States Dollar.  Transactions denominated in foreign currencies are translated into US dollars at the rate of exchange in effect at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies have been translated into US dollars at the rate of exchange in effect at the balance sheet date with the impact reflected as the cumulative translation adjustment in the equity section of the balance sheet, a foreign exchange translation adjustment gain of $74,711 was recorded.  The gain resulting from translation is included in the determination of income. Losses from currency transactions of $29,782 were recognized in 2008 and were accounted for as an increase of general and administrative expenses during 2008.  A gain of $1,903 was recorded as a reduction to general and administrative expenses for 2007.

Flow-through shares

The Company finances a portion of its exploration and development activities through the issuance of its common shares subject to certain flow-through provisions of the Canadian income tax law.  Under the terms of the flow-through share agreements, the resource expenditures deductions for income tax purposes are renounced to investors in accordance with the appropriate income tax legislation (Canadian Income Tax Act).

Stock-based Compensation

The Company follows the fair value method of valuing stock option grants and other stock based compensation.  Under this method, the compensation cost attributable to stock options and other stock-based compensation issued to employees, contractors, officers and directors of the Company is measured at fair value at the date of grant and expensed over the vesting period of the options or when the services are provided, with a corresponding increase to warrants and options.  The Company calculates the fair value of stock options using an option pricing model.  Upon the exercise of the stock options or other stock based compensation the consideration paid together with the amount previously recognized in warrants and options is recorded as an increase in share capital.

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, which requires, among other things, that the Company can provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss carry-forward. Because of the uncertainties surrounding the realization of any economic benefit related to the deferred net loss carry-forward, no allowance account has been established so that no future benefit is reflected as an asset at December 31, 2008.

Share Issue Costs

Finder’s fees and commissions paid to agents and underwriters incurred on the issuance of shares are charged directly to share additional paid-in capital.

NOTE 3 - Capital Stock

Common Stock

On December 31, 2007 the company issued 4,472,134 flow-through common shares at $0.18 per share pursuant to the income tax laws of Canada (Income Tax Act, Canada).  Total proceeds of the offering were $804,984.  The related tax impact has been recorded and renounced to shareholders on a look back basis for 2007.  Share issuance costs were $83,977.  In connection with the issuance the company granted 241,106 finders’ fee warrants.  Of these, 106,055 have terms that allow the holder to purchase one common share of the company for $0.20  and one warrant per common share for a period of two years.  The fair value of the warrants was estimated at $8,124 calculated using the Black-Scholes method: risk free rate 3.05%, share price $0.18, strike price $0.20, volatility 83% and dividend yield 0.00.

On December 31, 2007 the company issued 100,000 shares at $0.15 per common  share for total proceeds of $15,000.

During the quarter ended March 31, 2008 the Company issued 2,383,000 shares of its common stock at $0.15 per share, related costs totalled $16,795.   In connection with the offering 135,051 finders’ fee warrants were granted allowing the holder to purchase one common share of the company for one Class B warrant and $0.15.  The warrants had a fair market value of $12,212 calculated using the Black-Scholes model: risk free rate 3.05%, share price $0.18, strike price $0.15, volatility 83% and dividend yield 0.00.

During the period ended June 30, 2008 the Company issued a total of 3,800,000 flow-through common shares, pursuant to the income tax laws of Canada (Income Tax Act, Canada).  Through a series of closings: 2,800,000, 400,000, and 600,000 closed on  June2, June 5 and June 11, 2008 respectively at $0.25 per flow-through common share for proceeds of $950,000.  The related tax impact will be recorded when the qualifying transaction expenditures are renounced to shareholders.   In addition, the company also issued 2,300,000 common shares as follows: on June 2 and 4,000,000 common shares and on June 11, 2008 for a total of 6,300,000 shares of its common stock at $0.20 per share for total proceeds of $1,260,000.  Share issuance costs associated with the two classes of financings that closed in June amounted to $102,444 in cash and finder’s fee warrants granted as follows:

•
52,500 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on December 20, 2009.  The fair market value of the warrants was $11,807 calculated using the Black-Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

•
224,000 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on June 11, 2010.  The fair market value of the warrants was $57,378 calculated using the Black-Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

•
432,500 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on December 20, 2009.  The fair market value of the warrants was $97,183 calculated using the Black-Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

	December 31, 2008		December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of the period	1,991,667	.43	625,000	$0.50
Warrants Granted			1,366,667	$0.40
Exercised
Forfeited
Expired	(625,000)	.50
Outstanding at the end of period	1,366,667	$0.40	1,991,667	$0.43

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

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

The following are details related to warrants issued by the company as finders’ fees:

	December 31, 2008
	Shares	Weighted Averag Exercise Price
Outstanding warrants at beginning of period	950,106	$0.20
Warrants granted
Exercised
Forfeited
Expired
Outstanding at the end of period	950,106	$0.20

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows for the year ended December 31, 2008:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	2,316,773	.823	$0.32	2,316,773	.823

For year ended December 31, 2007

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	1,472,722	1.27	$0.37	1,474,473	1.27

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:

December 31, 2008
	Options	Weighted Average Exercise Price
Options outstanding	2,250,000	$0.30
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30

The fair value of the options was calculated using the Black Scholes method: risk free rate 3.73%, share price $0.28, strike price $0.30, volatility 51% and dividend yield 0.00.

Compensation charges associated with the employee stock option plan in the amount of $175,500 are included in the statement of operations for the year ended December 31, 2008.

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

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

A further $76,667 capitalized prior to April 25, 2008 and subsequently assessed as impaired.  The corresponding accounts payable were assumed by EOH as a part of the Purchase and Sale agreement with Egypt Oil and Sea Dragon.

Saskatchewan Exploration Program

The Company commenced an exploration program in 2008 on its leased properties located in eastern Saskatchewan.

The first well encountered a heavily oil stained, marginal reservoir, within the Bakken interval.  This well has been suspended,  At December 31, 2008 a determination cannot be made about the extent of oil reserves that should e classified as proved reserves as a result pending further analysis expected to be completed in 2009.

The second well has been abandoned after encountering a wet zone at the Bakken reservoir level.  Reclamation costs associated with the abandoned well were estimated to be $26,186 and were classified to accounts payable and charged as impaired.

The Company’s exploration program previously announced. has changed significantly.  Further exploration in Saskatchewan has been postponed as the Company evaluates the results of the wells drilled to date.

Due to expiration of the leased property, a lack of cash and falling oil prices the Company has realized an impairment charge of $1,203,247 related to the expiration of substantially all leased property assets and their related acquisition costs previously capitalized on the balance sheet as Exploration and Evaluation.  A further impairment charge of $412,134 has been recognized for the dry hole and other related costs of the 2008 exploration.  The suspended well costs have been recorded as a capitalized asset pending determination of reserves.

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

NOTE 5 - Commitments

Office Lease

The Company rents office space in Seattle, Washington on a month-to-month basis for $400 per month, and $450 per month for office space in Vancouver, British Columbia, Canada.

In November, 2008, the Company entered into a 13 months lease for office space in Toronto, Ontario Canada at a net monthly cost of $3,954 Canadian Funds (approximately $US3,250).  This lease expires November, 2009.

NOTE 6 - Contingencies

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Flow-through financing

The Company must meet its obligations linked to the financing on a flow-through basis.  The Company raised a total of $804,984 in 2007 and $950,000 in 2008 on a flow-though basis.  These amount has been  renounced to investors on a look-back basis.  At December 31, 2008 the company estimated that is has spent approximately $847,647 on qualified capital exploration expenditures leaving a commitment of approximately $907,337 that is required to be spent on exploration in Canada in 2009.  Should the Company not meet this commitment it may have to adjust the amount of capital exploration expenses renounced to investors and/or be subject to penalties assessed by the Canadian Customs and Revenue Agency.

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

NOTE 7 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 50,314,446 for the period ended December 31, 2008.

NOTE 8 - Net Operating Loss Carry-forward

At December 31, 2008, the Company had an estimated net operating loss (NOL) carry-forward of approximately $3,000,000 available to reduce any future taxable income (after adjusting for amounts related to Canadian investor flow-through capital and share based compensation).   The NOL carry-forward begins to expire in 2025 and will fully expire in 2028. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carry-forward, by having taxable income, a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

Mogul Energy International, Inc.
Notes to the December 31, 2008 and 2007 Financial Statements

NOTE 9 – Subsequent Events

On February 12, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), California company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  The subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.

NOTE 10 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Canada
Costs at Dec. 31, 2006	$441,106
Lease property acquisition costs	800,000
Less impairment during 2007	(37,860)
Costs at December 31, 2007	$1,203,246
Additions during 2008:	-
Exploration	$832,035
Lease property acquisition costs	15,612
Less accumulated depreciation, depletion, amortization and impairment	(1,615,381)
Net book value December 31, 2008	$435,512

Egypt
Cost at Dec. 31, 2006	$150,013
Additions:	-
Exploration costs capitalized	1,189,304
Less Impairment during 2007	(1,264,317)
Provided during the period	-
Net book value December 31, 2007	$75,000
Additions in 2008:	76,667
Less Impairment during 2008	(76,667)
Provided during the period	(75,000)
Net book value December 31, 2008	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being December 31, 2008. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of December 31, 2008, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Management has concluded that there are material weaknesses in both the design and operation of the Company’s internal controls and procedures for financial reporting.  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses in internal control over financial reporting that were identified include:

i.	there is a lack of adequate segregation of duties in our accounting and financial reporting functions;
ii.	there is a lack of entity wide controls, including no audit committee, and a failure to maintain formalized accounting policies and procedures;
iii.	senior management has not established and maintained a “proper tone” as to internal control over financial reporting;
iv.
there may be a lack of sufficient controls relating to user access security levels in our accounting software to restrict access to certain financial applications only to employees requiring access to complete their job functions.

As a result of the existence of these material weaknesses as of December 31, 2008, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

While we believe our financial statements included in this Annual Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented, as a result of the material weaknesses in our internal control over financial reporting, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis.

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

Remediation

We will engage an independent accounting firm to advise us in respect of our internal controls over financial reporting, and to provide accounting counsel on various matters relating thereto.  We will continue to implement further improvements to our internal controls as they are identified.  We will use the criteria and framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the publication Internal Control-Integrated Framework, an integrated framework for the evaluation of internal controls, for the evaluation of our internal controls in the future. Senior management will continue to consult with external experts to assist with the accounting for complex and non-routine accounting transactions.

Changes to Internal Controls and Procedures Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed herein.

ITEM 9B.	OTHER INFORMATION.

On February12, 2009, the Company entered in to an  Agreement  (the “Agreement”) with Excelaron, LLC, a California Company (hereafter “Excelaron”)  a company engaging in oil and gas exploration activities, whereby in exchange for an investment into Excelaron of $2,300,000, the Registrant is to obtain a 40% Members Percentage Interest (“Interest”) in Excelaron.  The Agreement provides that the invested funds are to be used primarily by Excelaron for oil and gas exploration activities.  For additional information please refer to the Company’s Current Report on Form 8-K filed February 19, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following table and text set forth the names and ages of all directors and officers of the Company as of the date of this report. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve by the Board of Directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors and Officers as at December 31, 2008:

Name	Age	Position	Held Position Since
	(approx)

Naeem Tyab	42	Director and President	September 29, 2005
Ernie Pratt	58	Director	October 2, 2006
William Smith	60	Director and CFO	June 19, 2008 – March 10, 2009

Former Directorsand Officers:

Robert C. Mussehl	70	Director	Aug. 11, 2005 – June 18, 2008
Sohail S. K. Kiani	46	Executive Vice President	Sept. 29, 2005 – July 3, 2008
Mohammad Khan	31	Treasurer	Sept. 29, 2005 – April 25, 2008

Business Experience and Educational Background

The following represents a summary of the five year business history of each of the above-named individuals for the last five years:

Mr. Naeem Tyab – Director and President

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

William Smith – Director and Chief Financial Officer (CFO)

Mr. William Smith was appointed as a director and Chief Financial Officer (CFO) of the Company on June 19, 2008.  Mr. Smith, age 59, was appointed by the Company’s board of directors to fill the vacancy created by the resignation of departing director, Mr. Mussehl.  Mr. Smith received the Certified Management Accountant (CMA) designation in 1991.  For the past approximately 16 years, Mr. Smith, who is a resident of Canada, has been providing treasury and financial management accounting consulting services to a variety of companies.  During this time, he has held a variety of senior financial analyst and controller positions.  He also owns an information technology company providing networked IT solutions for small businesses and maintains a private tax practice.

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

Length of Office

All directors hold office until the next annual meeting of stockholders and their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board of directors.

Family Relationships

There are no family relationships among any of our directors, executive officers and other key personnel other than Naeem Tyab and Mohammad Khan (former officer) who are cousins.  Mr. Parvez Tyab, who owns the largest number of our issued and outstanding shares, is Naeem Tyab’s brother and Mohammad Khan’s cousin.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Naeem Tyab	0	0	0
Parvez Tyab	0	0	0
Ernie Pratt	0	0	1(1)
William Smith	1	1	0
Sohail Kiani	0	0	1(1)
Robert Mussehl	1(2)	0	0
Mohammad Khan	0	0	1(1)

(1)	As of the date of this report, these persons had not filed a Form 5 - Annual Statement of Beneficial Ownership of Securities with respect to the 2008 fiscal year.

(2)	Mr. Mussehl reported on his last Form 5 that he is no longer subject to Section 16.

Code of Ethics

The Company has adopted a Code of Ethics designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in its reports to the U.S. Securities and Exchange Commission, and other public communications.  The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.  The Code of Ethics applies to the Company’s officers, directors, persons performing similar functions, and employees.  Upon request, the Company will provide without charge any person with a copy of the Code of Ethics.  Requests may be made in writing to the Company by mail sent to any of its offices.  A copy of the Company’s Code of Ethics is attached hereto as Exhibit 14.1.

Directors

Our Board of directors consisted of three members as at December 31, 2008. Directors stand for election at our annual meeting of shareholders. Pursuant to our Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the shareholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the shareholders. If there are no remaining directors, the vacancy shall be filled by the shareholders.

At a meeting of shareholders, any director or the entire Board of directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Committees

All proceedings of the board of directors for the year ended December 31, 2008, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating or audit committees or committees performing similar functions nor does our company have a written nominating or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.  The Company does have a Compensation Committee currently comprised of three persons, including Naeem Tyab, Ernie Pratt, and an employee of the Company.  The Compensation Committee does not currently have a charter.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

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

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received compensation during the period from July 25, 2005 (inception) to December 31, 2008.

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	(12/31)	($)	($)	($)	($)*	($)	($)	($)	($)

Naeem Tyab	2005	$24,000	0	0	0	0	0	0	$24,000
Director	2006	$72,000	0	0	0	0	0	0	$72,000
President	2007	$72,000	0	0	$52,000	0	0	0	$124,000
[Note 1]	2008	$144,000	0	0	$78,000	0	0	0	$222,000

Ernie Pratt	2005	0	0	0	0	0	0	0	0
Director	2006	$6,000	0	$18,000	0	0	0	0	$24,000
[Note 2]	2007	$23,300	0	$11,600	$13,000	0	0	0	$47,900
	2008	$22,420	0	0	$19,500	0	0	0	$41,920

William Smith	2008	$27,033	0	0	0	0	0	0	$22,000
Director
CFO
[Note 3]

Sohail S. K. Kiani	2005	$16,000	0	0	0	0	0	0	$16,000
Executive Vice	2006	$8,483	0	0	0	0	0	0	$8,483
President	2007	$2,863	0	0	0	0	0	0	$2,863
[Note 4]	2008	0	0	0	0	0	0	0	0

Robert C. Mussehl	2005	0	0	0	0	0	0	0	0
Director	2006	0	0	0	0	0	0	0	0
[Note 5]	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Mohammad Khan	2005	$14,000	0	0	0	0	0	0	$14,000
Treasurer	2006	$42,000	0	0	0	0	0	0	$42,000
[Note 6]	2007	$21,000	0	0	0	0	0	0	$21,000
	2008	0	0	0	0	0	0	0	0

Note 1 – compensation effective as of September 29, 2005. As of December 31, 2008, Naeem Tyab has options to purchase 1,000,000 shares of the Company’s common stock.  All of these options have vested.  Effective January 1, 2009, the Board has agreed that Mr. Tyab’s annual salary will be CDN$120,000 (Canadian currency) during the 2009 fiscal year.
Note 2 – compensation effective as of October 2, 2006.   Mr. Pratt was given stock compensation in 2006 and 2007 totaling 80,000 shares of the Company’s common stock. As of December 31, 2008, Ernie Pratt has options to purchase 250,000 shares of the Company’s common stock.  All of these options have vested.
Note 3 – compensation effective as of June 19, 2008.
Note 4 – compensation period between September 29, 2005 and July 3, 2008.
Note 5 – compensation period between August 11, 2005 and June 18, 2008.
Note 6 – compensation period between September 29, 2005 and April 25, 2008.

* The assumptions upon which the valuation of options is based are discussed in NOTE 3 to the Financial Statements under Item 8.

Compensation of Directors and Officers

We reimburse our directors for expenses incurred in connection with attending board meetings.

Except as set forth above, we have no formal or written plan for compensating our directors or officers for their service in their capacity as directors or officers.  Directors and officers may receive stock options to purchase common shares from time-to-time as awarded by our board of directors based on proposals by the compensation committee. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 31, 2009, and the stock owned by our officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Shares	Percent(1)
Parvez Tyab Shareholder 1112 – 207 West Hasting Street Vancouver, B.C., Canada V6B 1H7	10,000,000 (2)	17.4%

(1) Based on 57,445,987 shares of common stock outstanding as of April 13, 2009.
(2) Includes 9,000,000 shares held in the name of Parvez Tyab and 1,000,000 held by Mogul Energy Ltd., which shares Mr. P. Tyab is deemed to beneficially own.

Security Ownership of Management

Name and Address of Beneficial Owner	Shares	Percent(1)

Naeem Tyab	1,638,889 (2)	2.9%

Sohail Kiani	500,000	0.9%

Ernie Pratt	80,000 (3)	0.1%

Robert Mussehl	0 (4)	0.0%

William Smith	0 (5)	0.0%

Mohammad Khan	2,100,000	3.7%

All Officers and Directors as a group (5 persons)	4,318,889	7.5%

(1)	Based on 57,445,987 shares of common stock outstanding as of April 13, 2009.
(2)	Naeem Tyab has the right to acquire 1,000,000 shares pursuant to an option grant on August 8, 2007.
(3)	Ernie Pratt has the right to acquire 250,000 shares pursuant to an option grant on August 8, 2007.
(4)	Based on Form 4 and Form 5 data, Mr. Mussehl disposed of 50,000 shares in fiscal year 2008.
(5)	Based on Form 4 and Form 5 data, Mr. Smith acquired 5,000 shares in fiscal year 2008, and disposed of them in fiscal year 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company adopted a 2007 Stock Incentive Plan (the “Plan”) which has not previously been approved by the Company’s shareholders.  The Plan provides for the issuance of options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.30.  As of December 31, 2008, the Company had issued options to purchase 2,250,000 shares under the Plan, and options to purchase 1,750,000 shares of common stock remain available for future issuance under the Plan.  Options awarded under the Plan vest over one-year.  The options awarded by the Company to date were all made on August 8, 2007, and expire on August 7, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters, and Certain Control Persons

The following “Certain Relationships and Related Transactions” represent material transactions in which any related person had or will have a direct or indirect material interest, which are known to the Company’s current management team.  There may however be various other material transactions regarding the Company which the Company’s current management is not aware of.  We have no policy regarding entering into transactions with affiliated parties, except as described in our Code of Ethics.

On February 12, 2009, the Company entered into an Agreement (the “Agreement”) with Excelaron LLC (“Excelaron”), a California limited liability company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  The subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  The Agreement provides there are three other Members of Excelaron aside from Mogul, whose relative Interests in  Excelaron are stated to be Barisan Energy, Ltd. 4%,  United Hydrocarbon Corporation, 21%, and AOC  No 2, Ltd. 35%, and the Registrant, assuming it provides all investments required 40%.

The President of the Company, Naeem Tyab, and his brother, Parvez Tyab, the Company’s largest shareholder, are both also shareholders of United Hydrocarbon Corporation (“UHC”).  The majority shareholder of UHC is William Divine, a vice-president of the Company. The current principal manager of Excelaron is also President of AOC.

Director Independence

Our directors are not independent.  This determination of director independence was made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rule of National Association of Securities Dealers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm billed us $42,765 and $25,201.47 for the fiscal years ended December 31, 2008, and 2007, respectively, for audit related professional services.  These services included audit of our annual financial statements, review of our quarterly interim financial statements on Form 10-Q, and services in connection with statutory and regulatory filings.  This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Tax Fees

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice, and tax planning services were $1,500 and $0 for the fiscal year ended December 31, 2008 and 2007, respectively.

All Other Fees

Our independent registered public accounting firm did not bill us for other services during fiscal years ended December 31, 2008 and 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation (1)*
3.2	By-laws (1)*
3.3	Form of Registration Rights Agreement with the Selling Shareholders (1)*
3.4	Form of Subscription Agreement ($0.001) (2)*
3.5	Form of Subscription Agreement ($0.15) (2)*
3.6	Form of Subscription Agreement ($0.40) dated for reference July 28, 2005 (2)*
3.7	Form of Subscription Agreement($0.40) dated for reference October 31, 2005 (2)*
3.8	Form of Subscription Agreement ($0.40) dated for reference January 19, 2006 (2)*
3.9	Form of Flow Through Subscription Agreement ($0.40) dated for reference February 8, 2006 (2)*
3.10	Form of Subscription Agreement for Unit Offering dated for reference April 11, 2006 (2)*
3.11	Form of Subscription Agreement ($0.15) dated for reference December 12, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)*
3.12	Form of Flow Through Subscription Agreement ($0.18) dated for reference December 12, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)*

(4)	Instruments Defining the Rights of Security Holders
4.1	2007 Stock Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*

(5)	Opinion re Legality
5.1	Opinion of Sierchio Greco & Greco, LLP (3)*

(10)	Material Contracts
10.1	A Binding Farm-Out Agreement East Wadi Araba Concession dated August 6, 2005 (1)*
10.2	A Binding Joint Venture Agreement - Egypt dated August 7, 2005 (1)*
10.3	Farm-Out Agreement dated September 29, 2005 (1)*
10.4	Farm-out Agreement dated November 8, 2005 (1)*
10.5	Assignment Agreement-East Wadi Araba Concession dated December 9, 2005 (1)*
10.6	Assignment Agreement dated December 9, 2005 (1)*
10.7	Amendment to Binding Farm-Out Agreement East Wadi Araba Concession-Egypt dated March 30, 2006 (1)*
10.8	Assignment Agreement dated April 4, 2006 (1)*
10.9
Concession Agreement for Petroleum Exploration and Exploitation (the "Concession Agreement") between Dover, the Arab Republic of Egypt and the Egyptian General Petroleum Corporation (“EGPC”) dated July 18, 2002 (1)*

10.10	East Wadi Araba Concession - Gulf of Suez, Egypt Amending Agreement dated April 13, 2006 (1)*
10.11	Deed of Assignment submitted May 30, 2006 (1)*
10.12	A Binding Agreement dated April 14, 2005 (1)*
10.13	Agreement dated October 2, 2006 with Ernie Pratt (2,3)*
10.14	Office Lease Agreement as amended (2)*
10.15	Promissory note dated April 1, 2006 in the aggregate amount of $113,791.35 (2)*
10.16	Assignment Agreement dated January 24, 2007 (2)*
10.17	Letter of Intent dated July 30, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007)*
10.18	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*

(14)	Code of Ethics
14.1	Code of Ethics

(23)	Consents of Experts and Counsel
23.1	Consent of Sierchio Greco & Greco, LLP (included in Exhibit 5.1) (3)*
23.2	Consent of Jorgensen & Co. (incorporated by reference from our Registration Statement on Form SB-2/A filed on May 8, 2007) (1,2,3,4)*
23.3	Consent of Chapman Petroleum Engineering Ltd. (1,2,3,4)*

(31)	Certifications
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

(99)	Additional Exhibits
99.1	List of Freehold Properties Leases (1)*
99.2	Evaluation of Resource Potential East Wadi Araba Concession, Offshore Gulf of Suez, Egypt (1)*
99.3	Settlement Agreement dated January 24, 2007 (2)*

* Previously filed.

1 Filed with our Registration Statement on Form SB-2 on November 17, 2006, and incorporated herein by reference.
2 Filed with our Registration Statement on Form SB-2/A on February 6, 2007, and incorporated herein by reference.
3 Filed with our Registration Statement on Form SB-2/A on March 29, 2007, and incorporated herein by reference.
4 Filed with our Registration Statement on Form SB-2/A on April 25, 2007, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)

Dated:  April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Naeem Tyab

By: Naeem Tyab, Director and President
(Principal Executive Officer)

Dated:  April 15, 2009

 /s/ Ernie Pratt

By: Ernie Pratt, Director

Dated:  April 15, 2009