Form 10-Q
period 2009-03-31
Mogul Energy International, Inc.
filed 2009-05-20
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 2009

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,445,987 common shares issued and outstanding as of May 15, 2009.

PART I

FINANCIAL INFORMATION

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

Mogul Energy International, Inc.
(an exploration stage company)
Balance Sheets
(expressed in U.S. dollars)

	March 31,	December 31,
	2009	2008

Assets:
Current
Cash	$74,256	$845,251
Receivable	17,805	52,169
Subscriptions receivable	-	-
Investment - held for sale	253,930	556,444
Prepaid and Deposits	30,919	29,744
Total current assets	376,910	1,483,608
Non-current
Exploration and evaluation	629,058	435,512
Total Assets	$1,005,968	$1,919,120
Current Liabilities:
Accounts payable	179,031	559,262

Contingencies and commitments	-	-

Shareholders’ Equity:
Deficit accumulation during exploration stage	$(6,381,614)	$(6,125,607)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 03/31/09 and 12/31/08)	5,744	5,744
Additional paid-in capital	7,066,537	7,066,537
Warrants & Options:	571,704	571,704
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(127,784)	(112,894)
Other comprehensive income (loss)	(307,651)	(45,626)
Total Shareholders’ Equity	826,937	1,359,858
Total Shareholders’ Equity and Liabilities	$1,005,968	$1,919,120

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Operations
For the Three Months Ended March 31, 2008 and 2009 and
For the Period July 25, 2005 (inception) to March 31, 2009
(expressed in U.S. dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative from July 25, 2005 (inception) to March 31, 2009
Expenses:
General and administrative	$(261,384)	$(365,954)	$(3,103,473)
Impairment	-	(46,667)	(3,758,944)
Other income and expenses
Gain on disposition exploration property	-	-	1,287,072
Gain on sale of investment held for sale	5,377	-	5,377
Interest Revenue	-	-	8,354
Settlement of lawsuit	-	-	(820,000)
Net (loss) for the periods	$(256,007)	$(412,621)	$(6,381,614)

Basic earnings (loss) per share	(0.00)	(0.01)

Weighted average common shares outstanding	55,616,265	44,811,329

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2009 and
For the Period July 25, 2005 (inception) to March 31, 2009
(Expressed in U.S. dollars)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative from 7/25/05 (inception) to March 31, 2009
Operating Activities
Net (loss) for periods	$(256,007)	$(412,621)	$(6,381,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (Office)		1,055	6,209
Impairment	-	46,667	3,758,946
Shares and options for services	-	18	523,103
Gain on disposition of exploration property	-	-	(607,039)
Gain on investment held for sale	(5,377)		(5,377)
Changes in non-cash working capital
Accounts payables ( decrease) increase	(380,231)	(160,184)	179,031
GST receivable increase	34,364	27,120	(17,538)
Prepaid	(1,175)	(473)	(30,919)
Payable settlement	-	-	19,467
Litigation payable	-	-	-
Cash used in operating activities	$(608,426)	$(498,418)	$(2,555,731)

Investing Activities
Purchase equipment			(6,209)
Investment held for sale	45,866		45,866
Exploration and evaluation	(193,546)	(72,926)	(4,499,916)
Cash used for investing activities	$(147,680)	$(72,926)	$(4,460,259)

Financing Activities
Due to officers and directors	-	(160,402)	-
Cash call payable - exploration	-	49,273	-
Loans from shareholders	-	(46,602)	-
Proceeds from subscriptions receivable	-	454,824	462,324
Proceeds from sale of equity securities	-	404,373	6,642,811
Cash from financing activities	$-	$701,466	$7,105,135
Other comprehensive loss	(14,890)	8,196	(14,890)
Increase in cash during periods	(770,995)	130,122	89,176
Cash beginning of periods	845,251	227,227	-
Cash at end of periods	$74,256	$365,545	$74,256
Interest and taxes paid during period	None	None	None

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements

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

In Management's opinion all of the adjustments necessary for a fair statement of the results of interim periods ended March 31, 2009 and March 31, 2008 have been made, such adjustments are of a normal recurring nature.

NOTE 2 - Capital Stock

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

	March 31, 2009		March 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of the period	1,366,667	$0.40	1,991,667	$0.43
Warrants Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(625,000)	$0.50

Outstanding at the end of period	1,366,667	$0.40	2,021,669	$0.40

Fair Value Assumptions – The fair value of warrants and options granted is estimated on the date granted using the Black-Scholes option pricing model with following weighted average assumptions used for the grants:

The following are details related to warrants issued by the company as finders’ fees:

	March 31, 2009
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of period	950,106	$0.20
Warrants granted
Exercised
Forfeited
Expired

Outstanding at the end of period	950,106	$0.20

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows for the quarter ended March 31, 2009:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	2,316,773.497		$0.32	2,316,773.497

For quarter ended March 31, 2008

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	1.396,669	2.00	$0.40	1,396,669	2.00

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:

March 31, 2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding	2,250,000	$0.30	3.25
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30	3.25

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements

The fair value of the options was calculated using the Black Scholes method: risk free rate 3.73%, share price $0.28, strike price $0.30, volatility 51% and dividend yield 0.00.

NOTE 3 - Oil and Gas Properties

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

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements

United States (Excelaron)

On February 12, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), California company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  In substance the subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the company would receive a 2% interest in Excelaron and a 5% for each $250,000 above $1,000,000.  As of March 31, 2009 no further investments have been made over and above the initial payment of $175,000.

NOTE 4 - Commitments

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

NOTE 5 - Contingencies

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

NOTE 6 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 55,616,265 for the period ended March 31, 2009.

NOTE 8 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A” Canada
Costs at Dec. 31, 2006	$441,106
Lease property acquisition costs	800,000
Less impairment during 2007	(37,860)
Costs at December 31, 2007	$1,203,246
Additions during 2008:	-
Lease property acquisition costs	15,612
Less accumulated depreciation, depletion, amortization and impairment	(1,615,381)
Net book value December 31, 2008	$435,512
Additions during 2008
Exploration	18,546
Net book value March 31, 2009

Schedule “B” United States*
Cost at January 1, 2009	$-
Additions: payment for 40% of Excelaron (Contingent)	175,000
At March 31, 2009	$175,000

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements

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

General Development of Business

We are a Delaware corporation formed on July 25, 2005, with our principal place of business in Seattle, Washington.  We also maintain an office in Vancouver, British Columbia and Toronto, Ontario, Canada.  We are an independent oil and gas exploration company established to take advantage of the low cost acquisition opportunities near other producing and proven oil fields. Since our formation, we have engaged in only limited activities related to the acquisition of our property rights and financing activities. To date, we have not generated any operating revenues.  The address of our website is www.mogulenergy.com. Information on our website is not part of this report.

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

Material Changes in Financial Condition and Results of Operations

As at March 31, 2009, we had total assets of $1,005,968 as compared to $1,919,120 at December 31, 2008.  Non-Current assets increased with the addition of our investment of $175,000 for the initial disbursement required for our interest in Excelaron LLC.

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements

As at March 31, 2009, we had $179,031 in current liabilities relative to current liabilities of $559,262 at December 31, 2008. Our total liabilities decreased by approximately $380,231as we continue to pay payables from our drilling program that ended in December 2008.

    Our financial statements report a net loss of $256,007 for the quarter ended March 31, 2009, compared to a net loss of $412,621 for the comparable quarter in 2008.  Expenses predominately decreased due to a 29% decrease in professional costs and 56% due to decreased travel expenses compared to the same period in the prior year.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital.  In this regard we will need to continue to raise additional capital.

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

Item 4T.     Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being March 31, 2009. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of March 31, 2009, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  For more information, see Item 9A – Controls and Procedures – in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors – in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2009 and March 31, 2009, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

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

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements

10.10	East Wadi Araba Concession - Gulf of Suez, Egypt Amending Agreement dated April 13, 2006 (1)*
10.11	Deed of Assignment submitted May 30, 2006 (1)*
10.12	A Binding Agreement dated April 14, 2005 (1)*
10.13	Agreement dated October 2, 2006 with Ernie Pratt (2,3)*
10.14	Office Lease Agreement as amended (2)*
10.15	Promissory note dated April 1, 2006 in the aggregate amount of $113,791.35 (2)*
10.16	Assignment Agreement dated January 24, 2007 (2)*
10.17	Letter of Intent dated July 30, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007)*
10.18	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*

(14)	Code of Ethics
14.1	Code of Ethics(5)*

(23)	Consents of Experts and Counsel
23.1	Consent of Sierchio Greco & Greco, LLP (included in Exhibit 5.1) (3)*
23.2	Consent of Jorgensen & Co. (incorporated by reference from our Registration Statement on Form SB-2/A filed on May 8, 2007) (1,2,3,4)*
23.3	Consent of Chapman Petroleum Engineering Ltd. (1,2,3,4)*

(31)	Certifications
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

(99)	Additional Exhibits
99.1	List of Freehold Properties Leases (1)*
99.2	Evaluation of Resource Potential East Wadi Araba Concession, Offshore Gulf of Suez, Egypt (1)*
99.3	Settlement Agreement dated January 24, 2007 (2)*

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
5 Filed with our Annual Report on Form 10-K, for the year ending December 31, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)
(Principal Financial Officer)

Dated:  May 20, 2009