Form 10-Q
period 2009-06-30
Mogul Energy International, Inc.
filed 2009-08-12
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2009

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
Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:     57,445,987 common shares issued and outstanding as July 5, 2009.

PART I

FINANCIAL INFORMATION

SIGNATURES

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Balance Sheets
(expressed in U.S. dollars)
Unaudited

	June 30, 2009	December 31, 2008

Assets:
Current
Cash	$2,078	$845,251
Receivable	14,120	52,169
Investment - held for sale	389,475	556,444
Prepaid and Deposits	38,142	29,744
Total current assets	443,815	1,483,608
Non-current
Exploration and evaluation	629,244	435,512
Total Assets	$1,073,059	$1,919,120

Current Liabilities:
Accounts payable	$210,246	$559,262

Contingencies and commitments	-	-

Shareholders’ Equity:
Deficit accumulation during exploration stage	$(6,528,740)	$(6,125,607)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 03/31/09 and 12/31/08)	5,744	5,744
Additional paid-in capital	7,066,537	7,066,537
Warrants & Options:	571,704	571,704
Preferred: 10,000,000 shares authorized, none issued		-
Foreign exchange adjustment	(100,044)	(112,894)
Other comprehensive income (loss)	(152,388)	(45,626)
Total Shareholders’ Equity	862,813	1,359,858
Total Shareholders’ Equity and Liabilities	$1,073,059	$1,919,120

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Operations
For the Six Months Ended June 30, 2008 and 2009 and
For the Period July 25, 2005 (inception) to June 30, 2009
(expressed in U.S. dollars)
Unaudited

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative from July 25, 2005 (inception) to June 30, 2009
Expenses:
General and administrative	$(151,986)	$(240,833)	$(413,370)	$(606,787)	$(3,255,459)
Impairment	-	(5,082)		(51,749)	(3,758,944)
Other income and expenses
Revenue for services	12,865	-	12,865	-	12,865
Gain on disposition exploration property	-	715,209		715,209	1,287,072
Loss on sale of investment held for sale	(8,006)	-	(2,629)	-	(2,629)
Interest income	-	2,291		2,291	8,354
Settlement of lawsuit	-	-		-	(820,000)
Net income (loss) for the periods	$(147,127)	$471,585	$(403,134)	$58,964	$(6,528,740)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$155,263	$-	$(106,762)	$-	$(152,388)

Foreign exchange adjustment	27,740	-	12,850	-	(100,044)
Total other comprehensive gain (loss) for the periods	$183,003	$-	$(93,912)	$-	$(252,432)

Total comprehensive net gain (loss) for the periods	$35,876	$-	$(497,046)	$-	$(6,781,173)

Basic earnings (loss) per share	$(0.01)	$0.01	$(0.00)	$0.00

Weighted average common shares outstanding	57,445,987	49,559,320	57,445,987	48,177,774

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 and
For the Period July 25, 2005 (inception) to June 30, 2009
(Expressed in U.S. dollars)
Unaudited

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative from 7/25/05 (inception) to June 30, 2009
Operating Activities
Net income (loss) for periods	$(147,127)	$471,585	$(403,134)	$58,964	$(6,528,740)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (Office)	-	-	-	1,055	6,209
Impairment	-	5,082	-	51,749	3,758,946
Shares and options for services	-	126,982	-	127,000	523,103
Gain on disposition of exploration Property	-	(715,194)	-	(715,194)	(607,039)
Loss - on investment held for sale	8,006	-	2,629	-	2,629
Changes in non-cash working capital
Accounts payables ( decrease) increase	31,214	(55,010)	(349,016)	(215,194)	210,246
GST receivable increase	3,685	(4,926)	38,049	22,194	(14,120)
Prepaid	(7,223)	(36,242)	(8,398)	(36,715)	(38,142)
Litigation payable	-	-	-	-	19,467
Cash used in operating activities	$(111,445)	$(207,723))	$(719,870)	$(706,156)	$(2,667,442)
Investing Activities
Purchase equipment	-	-	-	-	(6,209)
Proceeds - sale of investments held for sale	11,712	-	57,578	-	57,578
Exploration and evaluation	(185)	23,653	(193,731)	(49,273)	(4,388,188)
Cash used for investing activities	$11,527	$23,653	$(136,153)	$(49,273)	$(4,336,819)
Financing Activities
Due to officers and directors	-	14,896	-	(175,298)	-
Cash call payable - exploration	-	49,273	-	-	-
Loans from shareholders	-	(53,388)	-	(99,990)	-
Proceeds from subscriptions receivable	-	-	-	454,824	462,324
Proceeds from sale of equity securities	-	1,985,573	-	2,389,946	6,644,059
Cash from financing activities	$-	$1,996,354	$	$2,569,482	$7,106,383
Foreign exchange adjustment	27,740	(4,040)	12,850	(5,809)	(100,044)
Increase in cash during periods	(99,917)	2,039,510	(843,173)	1,814,053
Cash beginning of periods	74,256	227,226	845,251	227,226	-
Cash at end of periods	$2,078	$2,035,470	$2,078	$2,035,470	$2,078
Interest and taxes paid during period	None	None	None	None	None

Schedule of Non-cash Transactions
Net unrealized loss on investments held for sale	$155,263	$-	$(106,762)	$-	$(152,388)

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements
Unaudited

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

In Management’s opinion all of the adjustments necessary for a fair statement of the results of interim periods ended June 30, 2009 and June 30, 2008 have been made, such adjustments are of a normal recurring nature.

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

During the period ended June 30, 2008 the Company issued a total of 3,800,000 flow-through common shares, pursuant to the income tax laws of Canada (Income Tax Act, Canada).  Through a series of closings: 2,800,000, 400,000, and 600,000 closed on  June2, June 5 and June 11, 2008 respectively at $0.25 per flow-through common share for proceeds of $950,000.  The related tax impact will be recorded when the qualifying transaction expenditures are renounced to shareholders.  In addition, the company also issued 2,300,000 common shares as follows: on June 2, 2008 and 4,000,000 common shares and on June 11, 2008 for a total of 6,300,000 shares of its common stock at $0.20 per share for total proceeds of $1,260,000.  Share issuance costs associated with the two classes of financings that closed in June amounted to $102,444 in cash and finder’s fee warrants granted as follows:

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
Unaudited

•
432,500 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on December 20, 2009.  The fair market value of the warrants was $97,183 calculated using the Black-Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

	June 30, 2009		June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of the period	1,366,667	$0.40	1,991,667	$0.43
Warrants Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	(625,000)	$0.50

Outstanding at the end of period	1,366,667	$0.40	2,021,669	$0.40

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

	June 30, 2009
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of period	950,106	$0.20
Warrants granted
Exercised
Forfeited
Expired
Outstanding at the end of period	950,106	$0.20

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

Mogul Energy International, Inc.
Notes to the March 31, 2009 and 2008 Financial Statements
Unaudited

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows for the quarter ended June 30, 2009:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	2,316,773	0.31	$0.32	2,316,773	0.31

For quarter ended June 30, 2008

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.40	1,396,669	0.12	$0.40	1,396,669	0.12

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:

	June 30, 2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding	2,250,000	$0.30	3.07
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30	3.07

The fair value of the options was calculated using the Black Scholes method: risk free rate 3.73%, share price $0.28, strike price $0.30, volatility 51% and dividend yield 0.00.

Mogul Energy International, Inc.
Notes to the June 30, 2009 and 2008 Financial Statements
Unaudited

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

The first well encountered a heavily oil stained, marginal reservoir, within the Bakken interval.  This well has been suspended.  At December 31, 2008 a determination cannot be made about the extent of oil reserves that should be classified as proved reserves as a result pending further analysis expected to be completed in 2009.

The second well has been abandoned after encountering a wet zone at the Bakken reservoir level.  Reclamation costs associated with the abandoned well were estimated to be $26,186 and were classified to accounts payable and charged as impaired.

The Company’s exploration program previously announced has changed significantly.  Further exploration in Saskatchewan has been postponed as the Company evaluates the results of the wells drilled to date.

Due to expiration of the leased property, a lack of resources and falling oil prices the Company has realized an impairment charge of $1,203,247 related to the expiration of substantially all leased property assets and their related acquisition costs previously capitalized on the balance sheet as Exploration and Evaluation.  A further impairment charge of $412,134 has been recognized for the dry hole and other related costs of the 2008 exploration.  The suspended well costs have been recorded as a capitalized asset pending determination of reserves.

Mogul Energy International, Inc.
Notes to the June 30, 2009 and 2008 Financial Statements
Unaudited

United States (Excelaron)

On February 12, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), California company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  In substance the subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the company would receive a 2% interest in Excelaron and a 5% for each $250,000 above $1,000,000.  As of June 30, 2009 no further investments have been made over and above the initial payment of $175,000.

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

Flow-through financing

The Company must meet its obligations linked to the financing on a flow-through basis.  The Company raised a total of $804,984 in 2007 and $950,000 in 2008 on a flow-though basis.  These amounts have been renounced to investors on a look-back basis.  At December 31, 2008 the company estimated that is has spent approximately $847,647 on qualified capital exploration expenditures leaving a commitment of approximately $907,337 that is required to be spent on exploration in Canada in 2009.  Should the Company not meet this commitment it may have to adjust the amount of capital exploration expenses renounced to investors and/or be subject to penalties assessed by the Canadian Customs and Revenue Agency.

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

NOTE 6 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended June 30, 2009.

Mogul Energy International, Inc.
Notes to the June 30, 2009 and 2008 Financial Statements
Unaudited

NOTE 7 - Net Operating Loss Carry-forward

At June 30, 2009, the Company had an estimated net operating loss (NOL) carry-forward of approximately $3,000,000 available to reduce any future taxable income (after adjusting for amounts related to Canadian investor flow-through capital and share based compensation).   The NOL carry-forward begins to expire in 2025 and will fully expire in 2028. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carry-forward, by having taxable income, a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

NOTE 8 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A”Canada
Costs at Dec. 31, 2006	$441,106
Lease property acquisition costs	800,000
Less impairment during 2007	(37,860)
Costs at December 31, 2007	$1,203,246
Additions during 2008:	-
Exploration	$832,035
Lease property acquisition costs	15,612
Less accumulated depreciation, depletion, amortization and impairment	(1,615,381)
Net book value December 31, 2008	$435,512
Additions during 2009
Exploration	18,731
Net book value of Canadian Assets at June 30, 2009	454,243

Schedule “B”United States*
Cost at January 1, 2009	$-
Additions: payment for 40% of Excelaron (Contingent)	175,000
Net book value of U.S. Assets at June 30, 2009	$175,000

Mogul Energy International, Inc.
Notes to the June 30, 2009 and 2008 Financial Statements

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

General Development of Business

We are a Delaware corporation formed on July 25, 2005, with our principal place of business in Seattle, Washington.  We also maintain an office in Vancouver, British Columbia and Toronto, Ontario, Canada.  We are an independent oil and gas exploration company established to take advantage of low cost acquisition opportunities near other producing and proven oil fields. Since our formation, we have engaged in only limited activities related to the acquisition of our property rights and financing activities. To date, we have not generated any operating revenues.  The address of our website is www.mogulenergy.com. Information on our website is not part of this report.

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

Material Changes in Financial Condition and Results of Operations

As at June 30, 2009, we had total assets of $1,073,059 as compared to $1,919,120 at December 31, 2008.  Non-Current assets increased to $629,244 with primarily due the addition of our investment of $175,000 for our initial disbursement for our interest in Excelaron LLC.

Mogul Energy International, Inc.
Notes to the June 30, 2009 and 2008 Financial Statements

As at June 30, 2009, we had $210,246 in current liabilities relative to current liabilities of $559,262 at December 31, 2008. Our total liabilities have decreased by approximately $349,016 as we continue to pay payables from our drilling program that ended in December 2008.

The Company report a net loss of $403,134 for the six month period ended June 30, 2009, compared to a net gain of $58,964 for the comparable period in 2008.  The net gain in the prior period was as a result of the divestiture of the one third interest in the EWA Concession.  Expenses in the current period increased 92% for accounting and decrease in 64% for travel and promotion relative to the prior comparable period.

The Company is contemplating further financing through the issuance of common shares, a loan or the possibility of a merger in order to proceed with its business objectives.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No information is provided under this Item because the Company is a smaller reporting company.

Item 4T.  Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being June 30, 2009. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of June 30, 2009, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  For more information, see Item 9A – Controls and Procedures – in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Mogul Energy International, Inc.
Notes to the June 30, 2009 and 2008 Financial Statements

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors – in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2009 and June 30, 2009, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.  Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Certificate of Incorporation (1)*
3.2	By-laws (1)*

3.3	Form of Registration Rights Agreement with the Selling Shareholders (1)*
3.4	Form of Subscription Agreement ($0.001) (2)*
3.5	Form of Subscription Agreement ($0.15) (2)*
3.6	Form of Subscription Agreement ($0.40) dated for reference July 28, 2005 (2)*
3.7	Form of Subscription Agreement ($0.40) dated for reference October 31, 2005 (2)*
3.8	Form of Subscription Agreement ($0.40) dated for reference January 19, 2006 (2)*
3.9	Form of Flow Through Subscription Agreement ($0.40) dated for reference February 8, 2006 (2)*
3.10	Form of Subscription Agreement for Unit Offering dated for reference April 11, 2006 (2)*
3.11	Form of Subscription Agreement ($0.15) dated for reference December 12, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)*
3.12	Form of Flow Through Subscription Agreement ($0.18) dated for reference December 12, 2007 (incorporated by reference from our Current Report on Form 8-K filed on February 15, 2008)*

(4)	Instruments Defining the Rights of Security Holders
4.1	2007 Stock Incentive Plan (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*

(5)	Opinion re Legality
5.1	Opinion of Sierchio Greco & Greco, LLP (3)*

(10)	Material Contracts
10.1	A Binding Farm-Out Agreement East Wadi Araba Concession dated August 6, 2005 (1)*
10.2	A Binding Joint Venture Agreement - Egypt dated August 7, 2005 (1)*
10.3	Farm-Out Agreement dated September 29, 2005 (1)*
10.4	Farm-out Agreement dated November 8, 2005 (1)*
10.5	Assignment Agreement-East Wadi Araba Concession dated December 9, 2005 (1)*

Mogul Energy International, Inc.
Notes to the June 30, 2009 and 2008 Financial Statements

10.6	Assignment Agreement dated December 9, 2005 (1)*
10.7	Amendment to Binding Farm-Out Agreement East Wadi Araba Concession-Egypt dated March 30, 2006 (1)*
10.8	Assignment Agreement dated April 4, 2006 (1)*
10.9
Concession Agreement for Petroleum Exploration and Exploitation (the "Concession Agreement") between Dover, the Arab Republic of Egypt and the Egyptian General Petroleum Corporation (“EGPC”) dated July 18, 2002 (1)*

10.10	East Wadi Araba Concession - Gulf of Suez, Egypt Amending Agreement dated April 13, 2006 (1)*
10.11	Deed of Assignment submitted May 30, 2006 (1)*
10.12	A Binding Agreement dated April 14, 2005 (1)*
10.13	Agreement dated October 2, 2006 with Ernie Pratt (2,3)*
10.14	Office Lease Agreement as amended (2)*
10.15	Promissory note dated April 1, 2006 in the aggregate amount of $113,791.35 (2)*
10.16	Assignment Agreement dated January 24, 2007 (2)*
10.17	Letter of Intent dated July 30, 2007 (incorporated by reference from our Current Report on Form 8-K filed on August 7, 2007)*
10.18	Form of Stock Option Agreement (incorporated by reference from our Current Report on Form 8-K filed on August 10, 2007)*

(14)	Code of Ethics
14.1	Code of Ethics (5)*

(23)	Consents of Experts and Counsel
23.1	Consent of Sierchio Greco & Greco, LLP (included in Exhibit 5.1) (3)*
23.2	Consent of Jorgensen & Co. (incorporated by reference from our Registration Statement on Form SB-2/A filed on May 8, 2007) (1,2,3,4)*
23.3	Consent of Chapman Petroleum Engineering Ltd. (1,2,3,4)*

(31)	Certifications
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

(99)	Additional Exhibits
99.1	List of Freehold Properties Leases (1)*
99.2	Evaluation of Resource Potential East Wadi Araba Concession, Offshore Gulf of Suez, Egypt (1)*
99.3	Settlement Agreement dated January 24, 2007 (2)*

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

Mogul Energy International, Inc.
Notes to the June 30, 2009 and 2008 Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)
(Principal Financial Officer)

Dated:  July 12, 2009