Form 10-Q
period 2009-09-30
Mogul Energy International, Inc.
filed 2009-11-16
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:     57,445,987 common shares issued and outstanding as November 5, 2009.

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

Mogul Energy International, Inc.
(an exploration stage company)
Balance Sheets
(expressed in U.S. dollars)
Unaudited

	September 30, 2009	December 31, 2008

Assets:
Current
Cash	$878	$845,251
Receivable	16,712	52,169
Investment - held for sale	498,637	556,444
Prepaid and Deposits	38,368	29,744
Total current assets	554,596	1,483,608
Non-current
Exploration and evaluation	760,744	435,512
Total Assets	$1,315,340	$1,919,120

Current Liabilities:
Accounts payable	$266,362	$559,262
Loans from related parties	27,498	-
Total current liabilities	293,860	559,262
Contingencies and commitments	-	-
Total Liabilities	293,860	559,262
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(6,735,083)	$(6,125,607)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 09/30/09 and 12/31/08)	5,744	5,744
Additional paid-in capital	7,107,537	7,066,537
Warrants & Options	530,704	571,704
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(84,272)	(112,894)
Other comprehensive income (loss)	196,850	(45,626)
Total Shareholders’ Equity	1,021,480	1,359,858
Total Shareholders’ Equity and Liabilities	$1,315,340	$1,919,120

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2009 and
For the Period July 25, 2005 (inception) to September 30, 2009
(expressed in U.S. dollars)
Unaudited

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative from July 25, 2005 (inception) to September 30, 2009
Expenses:
General and administrative	$(231,378)	$(404,123)	$(644,747)	$(1,010,910)	$(3,486,836)
Impairment	-			(51,749)	(3,758,944)
Other income and expenses	-	-	12,865	-	12,865
Revenue for services
Gain on disposition exploration property	-	-		715,209	1,287,072
Gain on sale of investment held for sale	25,035	-	22,407	-	22,407
Interest income	-	4,815		7,106	8,354
Settlement of lawsuit	-	-		-	(820,000)
Net income (loss) for the periods	$(206,342)	$(399,308)	$(609,476)	$(340,344)	$(6,735,083)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$349,238	$-	$242,476	$-	$196,850
Foreign exchange adjustment	15,771	-	28,622	-	(84,539)
Total other comprehensive gain (loss) for the periods	365,009	$-	$271,098	$-	$(112,311)

Total comprehensive net gain (loss) for the periods	$(158,667)	$-	$(338,378)	$-	$(6,847,394)

Basic earnings (loss) per share	$(0.01)	$0.01	$0.00	$0.01

Weighted average common shares outstanding	57,445,987	57,392,147	57,445,987	51,287,555

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Cash Flows
For the Three and Nine Months Ended September 30, 2009 and 2008 and
For the Period July 25, 2005 (inception) to September 30, 2009
(Expressed in U.S. dollars)
Unaudited

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative from July 25, 2005 (inception) to September 30, 2009
Operating Activities
Net income (loss) for periods	$(206,342)	$(399,308)	$(609,476)	$(340,344)	$(6,735,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (Office)	-	-	-	1,055	6,209
Impairment	-	-	-	51,749	3,758,946
Shares and options for services	-	103,100	-	153,320	523,103
Gain on disposition of exploration Property	-	-	-	(715,209)	(607,039)
Loss - on investment held for sale	(25,035)	-	(22,407)	-	(22,407)
Changes in non-cash working capital
Accounts payables ( decrease) increase	56,116	(203,541)	(292,900)	(418,735)	266,362
GST receivable increase	(2,592)	(8,718)	35,457	13,476	(16,445)
Prepaid	(226)	(37,043)	(8,624)	(73,758)	(38,368)
Litigation payable	-	-	-	-	19,467
Cash used in operating activities	$(178,079)	$(545,510)	$(897,949)	$(1,328,446)	$(2,845,254)
Investing Activities
Purchase equipment	-	-	-	-	(6,209)
Proceeds - sale of investments held for sale	265,111	-	322,689	-	322,689
Exploration and evaluation	(131,501)	(46,253)	(325,232)	(18,746)	(4,519,690)
Cash used for investing activities	$133,610	$(46,253)	$(2,543)	$(18,746)	$(4,203,210)
Financing Activities
Due to officers and directors	-	-	-	(175,298)	-
Cash call payable – exploration	-	-	-	-	-
Loans from related parties	27,498	-	27,498	(99,990)	27,498
Proceeds from subscriptions receivable	-	-	-	454,824	462,324
Proceeds from sale of equity securities	-	-	-	2,389,946	6,644,059
Cash from financing activities	$27,498	$-	$27,498	$2,569,482	$7,133,881
Foreign exchange adjustment	15,771	(5,274)	28,622	(11,083)	(84,272)
Increase (decrease) in cash during periods	(1,200)	(591,763)	(844,373)	1,222,290	878
Cash beginning of periods	2,078	2,035,470	845,251	227,226	-
Cash at end of periods	$878	$1,438,433	$878	$1,438,433	$878
Interest and taxes paid during period	None	None	None	None	None

Schedule of Non-cash Transactions
Net unrealized gain on investments held for sale	$349,238	$-	$242,476	$-	$196,850

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2008 Financial Statements
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

In Management’s opinion all of the adjustments necessary for a fair statement of the results of interim periods ended September 30, 2009 and September 30, 2008 have been made, such adjustments are of a normal recurring nature.

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

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2008 Financial Statements
Unaudited

•
432,500 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on December 20, 2009.  The fair market value of the warrants was $97,183 calculated using the Black-Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

	September 30, 2009		September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of the period	1,366,667	$0.40	1,991,667	$0.43
Warrants Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited
Expired	(1,366,667)	-	(625,000)	$0.50
Outstanding at the end of period	Nil	Nil	1,366,667	$0.40

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
Warrants granted
Exercised
Forfeited
Expired
Outstanding at the end of period	950,106	$0.20

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2008 Financial Statements
Unaudited

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows for the quarter ended September 30, 2009:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.20	950,106	0..44	$0.20	950,106	0.44

.For quarter ended September 30, 2008

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.40	2,316,773	1.04	$0.32	2,316,773	1.04

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:

September 30, 2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding	2,250,000	$0.30	2.85
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30	2.85

The fair value of the options was calculated using the Black Scholes method: risk free rate 3.73%, share price $0.28, strike price $0.30, volatility 51% and dividend yield 0.00.

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2008 Financial Statements
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

A further $76,667 was capitalized prior to April 25, 2008 and subsequently assessed as impaired.  The corresponding accounts payable were assumed by EOH as a part of the Purchase and Sale agreement with Egypt Oil and Sea Dragon.

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

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2008 Financial Statements
Unaudited

United States (Excelaron)

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

On September the 9, 2009 the Company entered into an Extension Agreement with Excelaron to extend the time for the Company to make the capital contribution that was subject to the Agreement dated February 11, 2009.  The Extension Agreement requires that within 60 days of the execution of the agreement subject to being extended for a period of up to an additional 45 days if necessary a further $1,000,000 payment be made.  Subsequently, upon issuance of the Environmental Impact Report approving the Huasna Project a final payment of $875,000 is to be paid.

As of September 30, 2009 The Company’s investment in Excelaron was $100,000 and $175,000 for September 30 2009 and June 30, 2009, respectively and an additional payment subsequent to the period end of $150,000.  Legal fees associated with the agreement with Excelaron amounted to $16,295.

NOTE 4 - Commitments

Office Lease

The Company rents office space in Seattle, Washington on a month-to-month basis for $400 per month, and $450 per month for office space in Vancouver, British Columbia, Canada.

On September 1, 2009 the Company entered into a lease agreement for office space in Toronto Ontario at 45-55 Colborne Street which it pays on a month-to-month basis $7,750 (CAD8417.88) or $94,000  ($CAD101,014) per year.

NOTE 5 - Contingencies

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Flow-through financing

The Company raised a total of $804,984 in 2007 and $950,000 in 2008 on a flow-though basis.  These amounts have been renounced to investors on a look-back basis.  At September 30, 2009 the company estimates that it has incurred $882,305 (CAD$1,028,414) on Qualified Capital Explorations Expenditures (“CEE”) with a remaining CAD$726,570 to be spent before June 2010.  At this time the Company has no plans to undertake further exploration in Canada.  The Canada Revenue Agency (“CRA”) applies a monthly penalty equivalent to 6% per month on the unused balance of the funds raised under a flow-through financing.  The Company’s management has estimated that this unpaid liability to September 30, 2009 is equivalent to $25,168 (CAD$27,324) and has been booked to accounts payable during the period. Should the Company not meet this commitment it may have to either adjust the amount of CCE previously renounced to investors, which would result in investors having to reduce their previously claimed tax credit, or repay investors for amounts not spent on further CEE.

Governmental Regulations and Licensing

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2008 Financial Statements
Unaudited

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

NOTE 6 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended September 30, 2009.

NOTE 7 - Net Operating Loss Carry-forward

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

NOTE 8 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A”Canada
Costs at Dec. 31, 2006	$441,106
Lease property acquisition costs	800,000
Less impairment during 2007	(37,860)
Costs at December 31, 2007	$1,203,246
Additions during 2008:	-
Exploration	$832,035
Lease property acquisition costs	15,612
Less accumulated depreciation, depletion, amortization and impairment	(1,615,381)
Net book value December 31, 2008	$435,512
Additions during 2009
Exploration	33,937
Net book value of Canadian Assets at June 30, 2009	469,449

Schedule “B”United States*
Cost at January 1, 2009	$-
Additions: payment for 40% of Excelaron (Contingent)	291,295
Net book value of U.S. Assets at September 30, 2009	$291,295

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2009 Financial Statements

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

The Company has entered into several agreements during the year, including during the period ended September 30, 2009:

On February 11, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), California company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  In substance the subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the company would receive a 2% interest in Excelaron and a 5% for each $250,000 above $1,000,000.

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2009 Financial Statements

On September the 9, 2009 the Company entered into an Extension Agreement with Excelaron LLC to extend the time for the Company to make the capital contribution that was subject to the Agreement dated February 11, 2009 between the Company and Excelaron.  On September 25, 2009 the Company made a payment of $100,000 under the agreement and an additional payment subsequent to the period end of $150,000.  The Extension Agreement requires that within 60 days of the execution of the agreement subject to being extended for a period of up to an additional 45 days if necessary a further $1,000,000 payment be made.  Subsequently, upon issuance of the Environmental Impact Report approving the Huasna Project a final payment of $875,000 is to be paid.  For more information, see the Company’s Current Report on Form 8-K filed on October 2, 2009.

On or about September 21, 2009 the Company executed a letter of intent (“LOI”) with Vesta Capital Corp (“Vesta”), a Canadian Capital Pool company that is a reporting issuer in Canada; United Hydrocarbon Corporation (“UHC”), a Canadian company; and Barisan Energy Limited (“Barisan”), an Australian company (collectively the “Parties”).  Pursuant to the LOI, the Parties agreed to negotiate and use reasonable efforts to conclude a definitive agreement (the “Definitive Agreement”) regarding a proposed business combination (the “Proposed Transaction”).  Under the Proposed Transaction, if completed, Vesta would acquire an aggregate 65% interest in Excelaron through the acquisition of the Company’s 40% interest in Excelaron, the acquisition of UHC’s 25% interest in Excelaron and the acquisition of Barisan’s 4% interest in Excelaron.  Vesta would issue 65 million shares:  38.5 million to the Company; 22.5 million to the shareholders of UHC and 4 million to Barisan.  Upon completion of the Proposed Transaction, Vesta would own 44% of Excelaron directly and 21% through a wholly owned subsidiary UHC.  The Proposed Transaction is subject to a number of conditions and regulatory approvals , including the TSX approval, satisfaction of corporate governance requirements , and completion of a private financing of UHC.  There can be no assurance the Proposed Transaction will be completed.

Material Changes in Financial Condition and Results of Operations

As at September 30, 2009, we had total assets of $1,315,340 as compared to $2,929,240 for the comparable period in 2008.  The decrease in total assets in primarily due to the write-down $1,692,049of non-current assets related to unsuccessful oil and gas exploration activities and the expiration of leased oil mineral rights.  During the period ended September 30, 2009 the Company made an additional investment of $100,000 for our interest in Excelaron LLC, pursuant  to the Extension Agreement executed on September 9, 2009.

As at September 30, 2009, we had $293,860 in current liabilities as compared to $50,034 at September 30, 2008.  Liabilities have increase during the period due to increased legal fees related to costs to engage and execute agreements with Excelaron and the Letter of Intent subsequent costs to execute the Companies obligations related to Proposed Transaction.

The Company report a net loss of $609,476 for the nine month period ended September 30, 2009, compared to a net loss of $340,344 for the comparable period in 2008.  The net loss in the 2008 period was offset by a gain of $715,209 recorded for the gain on the disposition on the EWA exploration property.   Travel and promotions expenses have decreased from $238,940 in the prior period to $88,729 for the current period.  All other costs including salaries and wages, professional fees and other general and administration expenses have remained about the same between periods ended September 2009 and 2008.

We have suffered recurring losses from operations.   The cumulative deficit since inception amounts to $6,735,083.  The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised and will need to continue to raise additional capital as discussed above.

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

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2009 Financial Statements

Management’s Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being September 30, 2009. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of September 30, 2009, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  For more information, see Item 9A – Controls and Procedures – in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Between January 1, 2009 and September 30, 2009, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

None

Item 5.	Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Item 6.	Exhibits

Exhibit
Number	Description

(3)           (i) Articles of Incorporation; and (ii) Bylaws

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2009 Financial Statements

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

Mogul Energy International, Inc.
Notes to the September 30, 2009 and 2009 Financial Statements

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

Dated:  November 14, 2009