Form 10-K
period 2009-12-31
Mogul Energy International, Inc.
filed 2010-03-31
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: None1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as at June 30, 2009, based on the average bid and asked price of such common equity as quoted on the Over-the-Counter Bulletin Board (OTCBB) on June 30, 2009 (average was $0.02), was $1,428,920.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.As of March 31, 2010, there were 57,445,987 common shares outstanding.

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

 None

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby.  Except as required by applicable law, including, but not limited to, the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this Annual Report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of Mogul Energy International, Inc., and the terms “Company,” Registrant,” "we" "us" and "our" mean Mogul Energy International, Inc.

ITEM 1.	BUSINESS.

General Development of Business

We are a Delaware corporation formed on July 25, 2005, with our principal place of business in the State of Washington.  We also maintain offices in Vancouver, British Columbia and Toronto, Ontario, Canada.  We are an independent oil and gas exploration company established to take advantage of the low cost acquisition opportunities near other producing and proven oil fields.

Since our formation, we have engaged in activities related to financing of our operations, the acquisition of our property rights and the drilling of both development and exploratory wells. To date, we have not generated any operating revenues.  The address of our website is www.mogulenergy.com. Information on our website is not part of this report.

Business of the Issuer

We are focused on exploration and acquisition of properties with potential for hydrocarbon (oil and gas) development.  Our business strategy is to conduct exploration on our current properties for hyrdrocarbons and expand our business through development of those properties and, if warranted, the acquisition and development of other properties that have:

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

We have engaged in preliminary exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans. Our preliminary exploratory activities have, to date, resulted in one “dry-hole” drilled on the Fairlight Prospect, and a dry hole in our Freehold properties one well under evaluation.  The Company continues to hold the quarter section on which a well with possible reserves was established but all other Freehold leases have expired (Saskatchewan, Canada); and one non-commercial hole drilled on the EWA Concession. (Egypt).

We continue to seek out attractive property acquisitions and to dispose of property interests in which we no longer have any exploratory or development interest.

Material Asset Purchases and Sale.

On February 12, 2009, we entered an agreement for a 40% interest (the “Excelaron Interest”) in Excelaron LLP, a privately held company based in California (“Excelaron”). The acquisition is contingent upon our making a capital contribution of $2,300,000 in installments over a specified period.  To date, we have made payments totaling $425,000.  If we do not make all of the payments our interest will be significantly reduced.

On October 5, 2009 we entered a binding letter of intent with Vesta Capital Corp (“Vesta”), Excelaron and other parties pursuant to which we agreed to sell and assign our 40% interest in Excelaron Interest  in exchange for 38,500,000 common shares of Vesta (the “Vesta Shares”),  as part of a qualifying transaction (collectively, the “Excelaron Transaction”) in accordance with the policies of the TSX Venture Exchange pursuant to which Vesta would become a publicly traded company on the TSX-V.

Subsequent to the year ended December 31, 2009 we entered into a Definitive Qualifying Transaction Agreement (the “Definitive Agreement”) in order to effectuate the Excelaron Transaction.  Following several amendments to, the Definitive Agreement, on March 26, 2010 an amended Qualifying Transaction Agreement was executed (the “Amended Qualifying Transaction Agreement”) pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of $1,000,000 Canadian Dollars and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

The Amended Agreement, among other things, also relieves us of our undertaking to Excelaron to to pay a $2,300,000 capital contribution to be used to acquire and develop the oil and gas lease.

The transactions contemplated by the Amended Agreement are expected to be consummated by April 30, 2010..

We entered into an Agreement of Purchase and Sale (the “EWA Agreement”) with Egypt Oil Holdings Ltd. (“Egypt Oil”), Sea Dragon Energy Inc. (“Sea Dragon”), and Dover Investments Limited.  The EWA Agreement, effective March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction ultimately resulted in the sale by us to Sea Dragon of the Company’s 20% working interest in the East Wadi Araba (EWA) Concession in the Gulf of Suez, in exchange for satisfaction of our outstanding liabilities relating to our former drill program on the EWA Concession, a cash payment to us of US$100,000, and equity participation in Sea Dragon in the amount of four million (4,000,000) shares.

See also “ITEM 8B. OTHER INFORMATION” below.

Employees

As of March 31, 2010, we had one full time employee.  We hire part-time employees and/or independent contractor consultants as required.  We will continue to rely on independent contractors as needed.  If we are successful in any future drilling programs, we may retain additional employees or contractors.

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

We were organized on July 25, 2005; since inception through December 31, 2009 we have incurred an operating loss of $6,721,905. We expect to incur substantial operating losses for the foreseeable future, as well.

We are in the exploration stage of our business development. We have engaged in preliminary, exploratory activities, review of data pertaining to our properties, and the establishment of initial exploration plans. Our preliminary exploratory activities have, to date, resulted in one “dry-hole” drilled on the Fairlight Prospect, and a dry hole in our Freehold properties, and one well under evaluation in Saskatchewan, and one non-commercial hole drilled on the EWA Concession. We have a very limited operating history upon which you can evaluate our business and prospects.  Accordingly, you should consider and evaluate our business prospects by considering the risks associated with our early stage status and lack of operational experience.

We expect to face many of the typical challenges of a startup business.

We were only recently organized and have been in operation for just over four years. Accordingly, a startup business like ours faces a number of challenges. For example, engaging the services of qualified support personnel and related consultants and other experts is very important in the oil and gas exploration business, and there is keen competition for the services of these experts, consultants, and support personnel. Equally important in the oil and gas exploration business is the establishment of initial exploration plans for drilling prospects, and the efficient analysis of relevant information.  Establishing and maintaining budgets and appropriate financial controls is also very important to a startup business. If we fail to address one or more of these activities, or curb operating losses, our ability to carry out our business plan may be materially impaired.

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

There is no assurance that actual cash requirements will not exceed our estimates, in which case we will require additional financing to further explore and if warranted bring our properties into commercial operation, finance working capital, and pay for operating expenses and capital requirements until we achieve a positive cash flow.  There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. If we are unable to obtain additional financing in a sufficient amount when needed, and upon terms and conditions acceptable to us our operations and activities will be materially adversely affected. We will need funds sufficient to meet our immediate needs and will require further funds to finance the development of our company. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of our company.  All or a portion of our interest in our properties may be lost if we are unable to obtain significant additional financing, as we are required to make significant expenditures on the exploration and development of our properties.  Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

The oil and gas exploration business involves many operating risks that can cause substantial losses.

Numerous risks affect our drilling activities, including the risk of drilling non-productive wells or dry holes. To date, we have completed drilling on four wells – three on the Fairlight Prospect and Freehold properties in Saskatchewan and one on the EWA Concession – three wells were non-commercial “dry holes,” and one on the Freehold properties has been suspended and is being evaluated.  The cost of drilling, completing and operating wells, and of installing production facilities and pipelines is often uncertain.  Also, our drilling operations could diminish or cease due to a number of factors, including any of the following:

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

If we identify additional drilling targets, we require substantial capital to continue our exploration efforts and to acquire mineral interests, our ongoing capital requirements consist primarily of the following items:

•	funding our 2010 capital and exploration budget;

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

Although we have drilled exploratory wells on the EWA Concession (Egypt) and on the Fairlight Prospect and Freehold Properties in Saskatchewan (three of which were “dry holes,” and one of which is under evaluation), we have not established any reserves on any of these properties.  Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

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

To a large extent, we depend on the services of the founders of the company, and other senior management, advisors, joint partners and personnel. These individuals have critical and unique knowledge of our operations that facilitate the evaluation and acquisitions of existing and potential properties in Canada.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  We do not have key man insurance on any of our employees.  The loss of these experienced personnel could have a material adverse impact on our financial condition or operations, including our ability to compete in Canada.  During 2009 Mr. Pratt, a director of the Company resigned, leaving the Company with only on Director and officer.

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

We currently have full-cost pools in Canada and the United States. Depletion and amortization of the full-cost pools will be computed using the units of production method based on proven reserves, if any, as determined by the aforementioned activities.

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

Our management team (consisting of our officers and directors) has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing on a timely basis required reports and other required information. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal or regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, each with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock. Currently no preferred shares are issued and outstanding; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common shareholders. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock. In addition, such preferred stock may contain provisions allowing them to be converted into shares of common stock, which could dilute the value of common stock to current shareholders and could adversely affect the market price, if any, of our common stock.

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

Our principal office is located at 520 Pike Street, Suite 2210, Seattle, Washington, USA 98101.  We also have administrative offices located at 207 West Hastings Street, #1111, Vancouver, British Columbia, Canada V6B 1H7, and Suite 201, 47 Colburne St., Toronto, Ontario, Canada M5E 1P8.   These offices are leased.  We lease office space in Seattle, Washington, from The Law Office of Mussehl & Khan, a law firm in which one of our former officers and a former director are partners. The lease payments are currently $400 per month. The office lease may be terminated by either party upon 30 days notice to the other.  The Vancouver location is leased for CDN$1,314 per month ($625 as of November 30, 2009), renewable annually.  The Toronto location is leased for CDN$8,838 per month.  Our premises are adequate for our current operations, and we do not anticipate that we will acquire or lease additional premises in the foreseeable future. See Note 5 to Financial Statements.

All of our oil and gas properties are located in the United States and Canada.  As of December 31, 2009, our petroleum leases situated in South East Saskatchewan expired.  The Company sold its former twenty percent (20%) working interest in the East Wadi Araba (EWA) Concession located in the Gulf of Suez, Arab Republic of Egypt (the “EWA Concession”) in 2008 for common shares of Sea Dragon Energy, Inc, as discussed herein.

In 2008, we completed a drilling program on the Freehold Properties possessed at that time.  One well encountered an oil bearing zone in the Bakken.  This well has been suspended pending further evaluation and the mineral rights to the quarter section on which this well is situated remain those of the Company.

We do not have any established reserves on our properties.

On February 12, 2009, we entered an agreement to acquire the Excelaron Interest. The acquisition is contingent upon our making a capital contribution of $2,300,000 in installments over a specified period.  To date, we have made payments totaling $425,000.  If we do not make all of the payments our interest will be significantly reduced.

On October 5, 2009 we entered a binding letter of intent with Vesta, Excelaron and other parties pursuant to which we agreed to sell and assign our 40% interest in Excelaron Interest  in exchange for 38,500,000 common shares of Vesta, as part of a qualifying transaction in accordance with the policies of the TSX Venture Exchange pursuant to which Vesta would become a publicly traded company on the TSX-V.

Subsequent to the year ended December 31, 2009 we entered into a Definitive Agreement in order to effectuate the Excelaron Transaction.  Following several amendments to, the Agreement, on March 26, 2010 we entered into the Amended Qualifying Transaction Agreement pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of $1,000,000 Canadian Dollars and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

The Amended Agreement, among other things, also relieves us of our undertaking to Excelaron to to pay a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease.  This obligation will Excelaron Interest to the acquiring party. This will improve our cash position and reduce future liabilities.

The transactions contemplated by the Amended Agreement are expected to be consummated by April 30, 2010.

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

Market Information

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MGUY, and on the Frankfort Stock Exchange under the symbol BKX.  As of March 22, 2010, there were 57,445,987 common shares issued and outstanding.

Our stock began trading on the OTCBB on July 11, 2007.  Following are the high and low sales prices by quarter since that time:

OTC Bulletin Board Sales Prices for MGUY
Quarter Ended	High	Low
September 30, 2007	0.56	0.10
December 31, 2007	0.20	0.09
March 31, 2008	0.20	0.12
June 30, 2008	0.28	0.13
September 30, 2008	0.26	0.10
December 31, 2008	0.17	0.03
March 31, 2009	0.07	0.02
June 30, 2009	0.02	0.07
September 30, 2009	0.02	0.06
December 31, 2009	0.04	0.08

The closing price of our stock on March 22, 2010 was $0.04.

Holders

As of December 31, 2009, there were at least 80 shareholders of record of the Company’s common stock.  The number of shareholders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent and registrar for our common stock is Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Scottsdale, Arizona 85251 [Tel: (480) 481-3940, Fax: (480) 481-3941].

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The Company is a “smaller reporting company,” as defined by Rule 229.10(f)(1) (Regulation S-K), and is not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

We do not anticipate any significant changes to the number of employees.

Cash Requirements

We may require additional funds to satisfy the terms under our agreement to acquire the Excelaron Interest should the Amended Qualifying Transaction Agreement be unsuccessful.  Subsequent to the year ended December 31, 2009 we entered into a Definitive Agreement in order to effectuate the Excelaron Transaction.  Following several amendments to, the Agreement, on March 26, 2010 we entered into the Amended Qualifying Transaction Agreement pursuant to which we agreed to accept $1,000,000 Canadian Dollars and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.  If the agreement is consummated on or before the anticipated closing date of April 30, 2010 our cash position will significantly improve although further cash requirements may be necessary to carry out future projects.

  Further cash requirements may be necessary should we undertake completion of our suspended well drilled in Southeastern Saskatchewan and for general operating expenses.  These funds may be raised through equity financing, debt financing, the sale of assets, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Selected Annual Financial Information

	2009	2008
Cash	7,481	845,251
Investments	625,961	556,444
Working capital	263,269	924,346
Total assets	1,622,400	1,919,120
Shareholders' equity	1,216,502	1,359,858
Share capital	7,218,747	7,072,281
Weighted average common shares outstanding	57,445,987	57,445,987
Retained loss	(6,721,905)	(6,125,607)
Cash flow from operations	(1,102,986)	(1,024,366)
Net loss	(596,299)	(1,771,386)
Loss per share	(0.01)	(0.01)

As at December 31, 2009, we had total assets of $1,622,400 as compared to $1,483,608 at December 31, 2008.  Working capital at December 31, 2009 was $262,269 (working capital at December 31, 2008  $924,346).

As at year-end December 31, 2009, we had current liabilities of $405,898 relative to current liabilities of $559,262 at December 31, 2008.  Our total liabilities decreased by $153,364.   In 2008 the disposition of our 20% working interest in the EWA Concession reduced our accounts payable by $759,000.  We also repaid all loans to shareholders and related parties resulting in a further decrease of accounts payable of approximately $270,000.  Current accounts payable consist of new payables arising as a result of the drilling program in 2008 including a charge of $31,313 owed to the Ministry of Energy and Resources in Saskatchewan Canada as a security deposit under the Orphan Well Fund.

In addition, a charge of $34,702 has been booked as an accrual to accounts payable for penalties expected to be imposed by the Canadian Revenue Agency in connection with funds raised in 2008 on a flow-though basis.  Under the Canadian Income Tax Act the funds raised were required to be used for qualified Canadian Exploration Expenditures (CEE).  At December 31, 2009 the company estimated that is has spent approximately CAD$1,028,414 on qualified capital exploration expenditures leaving a commitment of approximately CAD$726,000 that is required to be spent on exploration in Canada by July of 2010.  Late penalties began to accrue beginning in February of 2009.

	Year ended December 31, 2009	Year ended December 31, 2008
Expenses
General & Administration:
Internet and telephone	12,315	18,451
Professional fees	216,434	372,062
Rent	48,998	62,881
Employee stock options	-	175,500
Travel & Promotion	119,289	298,258
Wages	215,820	280,487
Other	142,654	167,122
Total General and administration expenses	790,211	1,374,762
Impairment on resource properties	-	1,692,049
Gain on disposition EWA	-	1,287,072
Gain on sale of held for trading shares	181,048	-
Service revenue	12,865	-

For the year-ended, 2009 total general and administrative costs were $790,211 compared to $1,374,762 in the prior year.  Internet and telephone charges decreased 33% as a result of the company switched from traditional telephone lines to digitized voice services.  Professional fees also decrease from $372,062 in the prior year to $216,434 in 2009.  Professional fees decreased as the company employed far fewer third party services than in 2008.  Rent expenses have decreased increased by $13,883.   There were no stock options granted or vested in 2009.  Travel and Promotions costs decreased to $119,289 for 2009 compared to $298,258 in the prior year.  Travel and promotions costs decreased as a result of the global economic downturn.  Wages decreased to $215,820 in 2009 compared to $280,487 in 2008 as the company’s workforce was downsized.

In 2008, Company assessed the results of its Saskatchewan drilling program at year end and wrote-down all lease costs and cost to acquire the leases as impaired; in addition, the cost of drilling the second well which resulted in a dry-hole was also written-down as impaired along with other costs not associated with the first well which has been suspended pending further evaluation.

In 2008 we disposed of our interest in the EWA Concession, involving a transfer to the 4,000,000 common shares of Sea Dragon Energy and the forgiveness of cash calls payable will improve its liquidity in 2009 through sale of common shares of Sea Dragon.

In 2009 we sold 2,784,000 common shares of Sea Dragon for gross proceeds of approximately $600,000.

The cash outflow for operations in 2009 increased to $1,102,986, compared to $1,024,366 in the prior year.

Cash used in investing activities was $155,460 as cash proceeds from the sale of investments held for sale was greater than the outflows for exploration and evaluation during the year compared to a loss of $849,318, in 2008, due to the drilling program embarked on at the end of 2008.

Cash generated from financing activities was $145,320, compared to $2,380,963.  Cash generated from financing in 2009 was as a result of shareholder loans made to the Company and in 2008 the Company raised funds as a result of the issuance of further equity.

Milestones

During the year ended December 31, 2009

On February 12, 2009 we entered into an agreement with Excelaron , a California based company, whereby Excelaron has agreed to permit us to subscribe for a 40% Members Percentage Interest in Excelaron , we we refer to as the “Excelaron Interest.”.  In substance the subscription of this interest is contingent upon us making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should we not meet the contingent payment amounts our interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the company would receive a 2% interest in Excelaron and a 5% for each $250,000 above $1,000,000.

On September the 9, 2009 we entered into an Extension Agreement with Excelaron to extend the time for the Company to make the capital contribution that was subject to the Agreement dated February 11, 2009.  The Extension Agreement requires that within 60 days of the execution of the agreement subject to being extended for a period of up to an additional 45 days if necessary a further $1,000,000 payment be made.  Subsequently, upon issuance of the Environmental Impact Report approving the Huasna Project a final payment of $875,000 is to be paid.

On October 5, 2009 we entered a binding letter of intent with Vesta, Excelaron and other parties pursuant to which we agreed to sell and assign our 40% interest in Excelaron Interest  in exchange for 38,500,000 common shares of Vesta, as part of a qualifying transaction in accordance with the policies of the TSX Venture Exchange pursuant to which Vesta would become a publicly traded company on the TSX-V.

Subsequent to the year ended December 31, 2009.

Subsequent to the year ended December 31, 2009 we entered into a Definitive Agreement in order to effectuate the Excelaron Transaction.  Following several amendments to, the Agreement, on March 26, 2010 we entered into the Amended Definitive Agreement pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of $1,000,000 Canadian Dollars and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

The Amended Agreement, among other things, also relieves us of our undertaking to Excelaron to to pay a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease.  This obligation will Excelaron Interest to the acquiring party .

The transactions contemplated by the Amended Agreement are expected to be consummated by April 30, 2010.

We are concentrated in geographic area; Southeastern Saskatchewan, Canada and in the State of California, U.S.A.

We discontinued our exploration activities in the Arab Republic of Egypt through the disposition of its 20% working interest in the East Wadi Araba Concession (“EWA Concession”) on April 25, 2008.

We disposed of our interest in the EWA Concession in order to focus on our Canadian assets and release our obligations related to cash calls due and payable to Sea Dragon Energy pursuant to unsuccessful exploration activity undertaken on the concession in 2007. We entered into an  Agreement of Purchase and Sale with Egypt Oil Holdings Ltd. (Egypt Oil), Sea Dragon Energy Inc. (Sea Dragon) and Dover Investments Ltd.  The Agreement, with an effective date of March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction resulted in the sale of our 20% working interest in the EWA Concession Agreement (Concession) to Sea Dragon in exchange for satisfaction of our outstanding “Cash calls payable” ($759,306) related to our drilling program on the Concession, a cash payment of $100,000 CDN plus 4,000,000 shares of Sea Dragon’s common stock, valued at an estimated $0.15 per share based on a recent share offering of Sea Dragon, a publicly traded company.  Ninety percent of Sea Dragon’s shares received by us for this transaction have been placed in escrow.  The terms of the escrow call for the  release of these shares on the earlier of: (i) the Company announcing the drilling results of the second exploratory well drilled on the Concession (note 5); or (ii) July 31, 2009.

We raised net proceeds of $2,448,213 used to fund an exploration program on our leases located in South Eastern Saskatchewan at the end of 2008 and for general operating activities.

We commenced an exploration program in 2008 on its leased properties located in eastern Saskatchewan.  The first well encountered a heavily oil stained, marginal reservoir, within the Bakken interval.  This well has been suspended.  A determination has not been made regarding the extent of oil reserves, if any, or the classification of same.  Further analysis is expected to be completed in 2009.  A second well was drilled and abandoned after encountering a wet zone at the Bakken reservoir level.

 Our exploration program previously announced for its South Eastern Saskatchewan properties has changed significantly. Further exploration in Saskatchewan has been postponed as we evaluate the results of the wells drilled to date.  Due to expiration of the leased property, a lack of cash and lower oil prices than anticipated, we have realized an impairment charge of $1,203,247 related to the expiration of substantially all leased property assets and their related acquisition costs previously capitalized on the balance sheet as Exploration and Evaluation.  A further impairment charge of $412,134 has been recognized for the dry hole and other related costs of the 2008 exploration.  The suspended well costs have been recorded as a capitalized asset pending determination of reserves, if any.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending December 31, 2010.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements for the period ended December 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on our company's financial statements.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format.

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, determining whether instruments granted in share-based payment transactions are participating securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.

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

As at December 31, 2009, we do not have any proved reserves.

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

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mogul Energy International, Inc.
(an exploration stage company)
Seattle, WA

We have audited the accompanying balance sheets of Mogul Energy International, Inc., a Delaware corporation, as of December 31, 2009 and December 31, 2008, and the related statements of operations, shareholders' equity and cash flows for the years then ended, and for the period from July 25, 2005 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mogul Energy International, Inc. (an exploration stage company) as of December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the years then ended, and for the period from July 25, 2005 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Jorgensen & Co.
(a registered public accounting firm)

/s/ Jorgensen & Co.

March 24, 2010
Bellevue, Washington

Mogul Energy International, Inc.
(an exploration stage company)
Balance Sheets
(expressed in U.S. dollars)
Audited

	December 31, 2009	December 31, 2008
Assets:
Current
Cash	$7,481	$845,251
Receivable	18,210	52,169
Investment - held for sale	625,961	556,444
Prepaid and Deposits	47,517	29,744
Total current assets	669,167	1,483,608
Non-current
Exploration and evaluation	923,232	435,512
Total Assets	$1,622,400	$1,919,120

Current Liabilities:
Accounts payable and accrued	$217,435	$559,262
Bank overdraft	43,143	-
Loans from shareholders	145,320	-
Total current liabilities	405,898	559,262
Contingencies and commitments	-	-
Total Liabilities	405,898	559,262
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(6,721,905)	$(6,125,607)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 12/31/09 and 12/31/08)	5,744	5,744
Additional paid-in capital	7,213,003	7,066,537
Warrants & Options:	425,238	571,704
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(148,458)	(112,894)
Other comprehensive income (loss)	442,880	(45,626)
Total Shareholders’ Equity	1,216,502	1,359,858
Total Shareholders’ Equity and Liabilities	$1,622,400	$1,919,120

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Operations
For the Years Ended December 31, 2008 and 2009 and
For the Period July 25, 2005 (inception) to December 31, 2009
(expressed in U.S. dollars)
Audited

	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative from July 25, 2005 (inception) to December 31, 2009
Expenses:
General and administrative	$(790,211)	$(1,374,762)	$(3,632,299)
Impairment	-	(1,692,049)	(3,758,945)
Other income and expenses Revenue for services	12,865	-	12,865
Gain on disposition exploration property	-	1,287,072	1,287,072
Gain on sale of investment held for sale	181,048	-	181,048
Interest income	-	8,354	8,354
Settlement of lawsuit	-	-	(820,000)
Net income (loss) for the periods	$(596,299)	$(1,771,386)	$(6,721,905)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$488,506	$(45,626)	$442,880
Foreign exchange adjustment	(35,564)	(112,894)	(148,458)
Total other comprehensive gain (loss) for the periods	$452,942	$(158,520)	$294,422

Total comprehensive net gain (loss) for the periods	$(143,357)	$(1,929,905)	$(6,427,483)

Basic earnings (loss) per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	57,445,987	57,445,987

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statement of Shareholders’ Equity
(expressed in U.S. dollars)
Audited

	Number of Common shares	Par Value	Additional Paid in Capital	Warrants & Options	Other. Income	Deficit Accumulated During Exploration Stage	Totals
Shares issued at $0.001	29,264,310	$2,926	$26,338	$-	$-	$-	$29,264
Shares issued at $0.15	590,000	59	88,441	-	-	-	88,500
Shares issued at $0.40	717,500	72	286,928	-	-	-	287,000
Net (loss) for period	-	-	-		-	(136,919)	(136,919)
12/31/2005 balances	30,571,810	3,057	401,707	-	-	(136,919)	267,845
Shares issued at $0.40	2,665,000	267	1,065,734	-	-	-	1,066,001
Units (Shares & warrants) at $0.40	1,250,000	125	437,375	62,500	-	-	500,000
Net (loss) for the year	-	-	-	-	-	(2,176,540)	(2,176,540)
12/31/2006 balances	34,486,810	3,449	1,904,816	62,500	-	(2,313,459)	(342,694)
Shares for lawsuit @$0.40	2,000,000	200	799,800	-	-	-	800,000
Shares for cash	2,045,334	204	280,879	-	-	-	281,083
Subscribed shares @$0.18	-	-	462,324		-	-	462,324
Shares and opt for debt for cash	3,366,667	337	1,168,663	267,500	-	-	1,436,500
Shares and opt for services	468,786	46	116,350	132,624	-	-	249,020
Deferred Compensation	-	-	(234,000)	-	-	-	(234,000)
Translation adjustment	-	-	-	-	(38,183)	-	(38,183)
Net (loss) for the year	-	-	-	-	-	(2,040,762)	(2,040,762)
12/31/2007 balances	42,367,597	4,236	4,498,832	462,624	(38,183)	(4,354,221)	573,288
Warrant expiration			62,500	(62,500)	-	-	-
Shares cancelled	(178,077)	(18)		-	-	-	(18)
Subscribed shares @ $0.18			(462,324)	-	-	-	(462,324)
Shares issued @ $0.18	2,526,800	253	462,071	-	-	-	462,324
Shares issued at $0.15	2,383,000	238	349,468	-	-	-	349,706
Shares issued for services	166,667	17	24,983	-	-	-	25,000
Broker warrants @ $0.15	-	-	-	12,212	-	-	12,212
Shares issued at $0.20	6,300,000	630	1,259,372	-	-	-	1,260,002
Shares issued at $0.25	3,800,000	380	949,620	-	-	-	950,000
Broker warrants @ $0.20	-	-	-	108,990	-	-	108,990
Broker warrants @ $0.25	-	-	-	50,378	-	-	50,378
Deferred Compensation	-	-	234,000		-	-	234,000
Share issuance costs	-	-	(341,577)	-	-	-	(341,577)
Shares issues @ $0.37	80,000	8	29,592	-	-	-	29,600
Translation adjustment	-	-	-	-	(74,711)	-	(74,711)
Unrealized loss on marketable securities	-	-	-	-	(45,626)	-	(45,626)
Net (loss) for the year	-	-	-	-	-	(1,771,386)	(1,771,386)
12/31/2008 balances	57,445,987	$5,744	$7,066,537	$571,704	$(158,520)	$(6,125,607)	$1,359,858
Translation adjustment	-	-	-	-	(35,564)	-	(35,564)
Unrealized gain on marketable securities	-	-	-	-	488,506	-	488,506
Warrants - expired	-	-	146,466	(146,466)	-	-	-
Net (loss) for the period	-	-	-	-	-	(596,299)	(596,299)
12/31/2009 balance	57,445,987	5744	7,213,003	425,238	294,422	(6,721,906)	1,216,501

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Cash Flows
For the Year Ended December 31, 2009 and 2008 and
  For the Period July 25, 2005 (inception) to December 31, 2009
(Expressed in U.S. dollars)
Audited
	Year Ended December 31, 2009	Year Ended December 31, 2008	Cumulative from July 25, 2005 (inception) to December 31, 2009
Operating Activities
Net income (loss) for periods	(596,299)	$(2,040,762)	$(6,721,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (Office)	-	1,055	6,209
Impairment	-	1,692,0491	3,758,946
Shares and options for services	-	274,083	523,103
Gain on disposition of exploration Property	-	(1,287,072)	(607,039)
Gain on investment held for sale	(181,048)	-	(181,048)
Changes in non-cash working capital
Accounts payables ( decrease) increase	(341,827)	93,320	217,435
GST receivable (decrease) increase	33,959	(16425)	(17,943)
Prepaid	(17,773)	(29,458)	(47,517)
Litigation payable	-	19,467	19,467
Cash used in operating activities	(1,102,986)	$(1,024,366)	$(3,050,291)
Investing Activities
Bank overdraft	43,143		43,143
Purchase equipment			(6,209)
Proceeds - sale of investments held for sale	600,037	-	600,037
Exploration and evaluation	(487,720)	(849,318)	(4,681,196))
Cash used for investing activities	155,460	$(849,318)	$(4,004,225))
Financing Activities
Due to officers and directors	-	(178,125)	-
Loans from shareholders	145,320	(99,990)	145,320
Proceeds from subscriptions receivable	-	462,324	462,324
Proceeds from sale of equity securities	-	2,380,963	6,642,811
Cash from financing activities	145,320	$2,565,172	$7,250,455
Foreign exchange adjustment	(35,564)	(74,711)	(148,458)
Increase (decrease) in cash during periods	(837,771)	692,736	155,938
Cash beginning of periods	845,251	227,226	-
Cash at end of periods	7,480	$845,251	$7,480
Interest and taxes paid during period	None	None	None

-Schedule of Non-cash Transactions
Expiration of shareholder warrants	146,446	-	-

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

NOTE 1 - Organization and Nature of Business

Mogul Energy International, Inc. (Company) was formed as a Delaware corporation on July 25, 2005 to engage in the business of oil and gas exploration.  The Company’s business activities included financing to acquiring drilling prospects and exploration for oil and gas.

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

The Company has a history of operating losses, and a $6,721,905 accumulated deficit through December 31, 2009.  This, and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations and to achieve profitable operations through successful exploration and development of oil and gas properties.

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

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for the exploration of its oil and gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, directly related overhead costs and related asset retirement costs and costs of drilling exploratory productive and non-productive wells into full cost pools on a country-by-country basis. At December 31, 2009 the Company currently has two full-cost pool located one in Canada and the other in the United States.

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

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

The Company did not apply a ceiling test in 2008 or 2009 because it is in the exploration stage and no proven reserves have been established.

Cost centers in the exploration stage are assessed at each reporting date to determine whether it is likely that the net costs, in aggregate, may be recoverable in the future.  Costs considered unlikely to be recovered are charged to earnings during the period.  Impairment charges of $1,692,049 were recorded for the year ended December 31, 2008, the impairment expense for 2008 related to properties in Saskatchewan Canada.

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets. The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted cash flows are accreted to the expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.

Revenue Recognition

The Company will recognize petroleum and natural gas revenues from its interests in producing wells as petroleum and natural gas is produced and sold from these wells and ultimate collection is reasonably assured.

Cash

Cash consists of cash on deposit with high quality major financial institutions.  The carrying amounts approximate fair market value due to the liquidity of these deposits.  For the purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturities of less than 60 days at the time of issuance to be cash equivalents.

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institution.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions; The Company believes credit risk associated with cash and cash equivalents to be minimal.

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may  in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs.  Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs will be charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits.

The Company currently has an obligation due and payable for reclamation costs related to the suspended Ryerson well charged to accounts payable and estimated for $31,313 debited to the asset account.   A decision either to produce the well or abandon has yet to be made.

Investment Held for Sale

At December 31, 2009 the Company held 1,216,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale. Any changes in the market value of these shares are reflected in other comprehensive income on the balance sheet, statement of operations and the Statement of Shareholders’ Equity.

Goods and Services Tax Receivables (GST)

The Company’s GST receivable was $52,169 at December 31, 2008 and $18,210 at December 31, 2009.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

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

Foreign Exchange Rate

The Company’s functional and reporting currency is the United States Dollar.  Transactions denominated in foreign currencies are translated into US dollars at the rate of exchange in effect at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies have been translated into US dollars at the rate of exchange in effect at the balance sheet.  Non-monetary assets and liabilities are translated at the historical rate of exchange.

The impact of unrealized monetary adjustments is reflected as the cumulative translation adjustment in the equity section of the balance sheet, a foreign exchange translation adjustment loss of $148,458 at the year ended December 31, 2009 was recorded ($112,894 – 2008).  A realized foreign exchange loss of $11,679 were recognized in 2009 and was accounted for as an increase of general and administrative expenses.

Flow-through shares

The Company finances a portion of its exploration and development activities through the issuance of its common shares subject to certain flow-through provisions under the Canadian Income Tax Act.  Under the terms of the flow-through share agreements, the resource expenditue deductions for income tax purposes were renounced to investors in accordance with the appropriate income tax legislation (Canadian Income Tax Act).

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

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, which requires, among other things, that the Company can provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss carry-forward. Because of the uncertainties surrounding the realization of any economic benefit related to the deferred net loss carry-forward, no allowance account has been established so that no future benefit is reflected as an asset at December 31, 2009.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid, accounts payable, and accrued liabilities

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximated to their carrying values.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. The Company is disclosing this information on its Statements of Shareholders’ Equity and Statement of Operations

Share Issue Costs

Finder’s fees and commissions paid to agents and underwriters incurred on the issuance of shares are charged directly to share additional paid-in capital.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our future financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our future financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009.  SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows.  Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular format.  SFAS 161 is not currently applicable to us since we do not have derivative instruments or hedging activity.

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

In May 8, 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, the Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature.  In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved—the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. These new statements are not expected to have a material effect on our financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, determining whether instruments granted in share-based payment transactions are participating securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our financial statements.

NOTE 3 - Capital Stock

Common Stock

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

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

•
432,500 warrants each of which allows the holder to purchase one common share of the Company for $0.20 per share expiring on December 20, 2009.  The fair market value of the warrants was $97,183 calculated using the Black-Scholes method: risk free rate 2.71%, share price $0.225, strike price $0.20, volatility 520% and dividend yield $0.00.

Warrant and Options

The following are details related to warrants issued by the company to shareholders:

December 31, 2009
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of the period	1,366,667	$0.40
Warrants Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,366,667)	$0.40
Outstanding at the end of period	Nil	-

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

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

The following are details related to warrants issued by the company as finders’ fees:

	December 31, 2009
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of period	950,106	$0.20
Warrants granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	540,306	$0.20
Outstanding at the end of period	409,800	$0.20

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows for the year ended December 31, 2009:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.25	409,800	0.36	$0.20	409,8000	0.361

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:

December 31, 2009
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding	2,250,000	$0.30	3.07
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30	2.60

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

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

NOTE 4 - Oil and Gas Properties

Disposition of EWA Concession Agreement 20% Working

On March 21, 2008, the Company entered into an Agreement of Purchase and Sale with Egypt Oil Holdings Ltd. (EOH), Sea Dragon Energy Inc. (Sea Dragon) and Dover Investments Ltd.  The Agreement, with an effective date of March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction resulted in the sale of the Company’s 20% working interest in the EWA Concession Agreement (Concession) to Sea Dragon in exchange for satisfaction of the Company’s outstanding  cash calls payable” ($759,306) related to the Company’s drilling program on the Concession, a cash payment of $100,000 CDN plus 4,000,000 shares of Sea Dragon’s common stock, valued at an estimated $0.15 per share based on a recent share offering of Sea Dragon, a publicly traded Company.

A further $76,667 capitalized prior to April 25, 2008 and subsequently assessed as impaired.  The corresponding accounts payable were assumed by EOH as a part of the Purchase and Sale agreement with Egypt Oil and Sea Dragon.

Saskatchewan Exploration Program

The Company commenced an exploration program in 2008 on its leased properties located in eastern Saskatchewan.

Ryerson 16-17-009-31W1M

The first well encountered a heavily oil stained, marginal reservoir within the Bakken interval.  This well has been suspended.  At December 31, 2009 a determination cannot be made regarding the extent of oil reserves that should be classified as proved reserve, however, based on the geology and proximity to producing properties this quarter section, which has been retained, and its associated well still has value.  If the Company fails to acquire capital to develop this well it will either have to farm-in, sell or abandon the well.  The Company plans to commission a reserve report for the property in 2010.

Walpole 8-3-11-32W1M

A second well was abandoned after encountering a wet zone at the Bakken reservoir level.

Reclamation costs and abandonment cost associated with the 2008 drilling program amount to $31,131 and were classified to accounts payable and capitalized under the full cost method to exploration and evaluation.

Further exploration in Saskatchewan has been postponed due to expiration of the leased property, a lack of resources and falling oil prices.  The Company has realized an impairment charge of $1,203,247 related to the expiration of substantially all leased property assets and their related acquisition costs previously capitalized on the balance sheet as Exploration and Evaluation.  A further impairment charge of $412,134 has been recognized for the dry hole and other related costs of the 2008 exploration.  The suspended well costs have been recorded as a capitalized asset pending determination of reserves.

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

United States (Excelaron)

On February 12, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), California company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  In substance the subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the company would receive a 2% interest in Excelaron and a 5% for each $250,000 above $1,000,000.  As of December 31, 2009 The Company’s investment in Excelaron totaled $425,000.

Office Lease

The Company rents office space in Seattle, Washington on a month-to-month basis for $400 per month, and $450 per month for office space in Vancouver, British Columbia, Canada.

As of January 1 the Company entered into a new five year lease for  office space in Toronto, Canada at a monthly cost of CAD$8,838 (approximately US$8,424).

NOTE 5 - Contingencies

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Flow-through financing

The Company raised a total of CAD$1,754,984 in 2007 and 2008 on a flow-though basis.  These amounts have been renounced to investors on a look-back basis.  Under the Act the funds are required to be used for qualified Canadian Exploration Expenditures (CEE).  At December 31, 2009 the company estimated that is has spent approximately CAD$1,028,414 on qualified capital exploration expenditures leaving a commitment of approximately CAD$726,000 that is required to be spent on exploration in Canada by July of 2010 and relates to the second tranche of financing that took place in 2008.  Should the Company not meet this commitment it may have to adjust the amount of capital exploration expenses renounced to investors and/or be subject to penalties assessed by the Canadian Customs and Revenue Agency.  The Company estimates the amount of penalties due and payable for the delay in using the funds raised for qualified CEE as of December 31, 2009 is approximately $36,400 which has been booked as an accrual o accounts payable and debited to the general and administrative expense account on the income statement.

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

NOTE 6 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended December 31, 2009.

Mogul Energy International, Inc.
Notes to the December 31, 2009 and 2008 Financial Statements

NOTE 7 - Net Operating Loss Carry-forward

At December 31, 2009, the Company had an estimated net operating loss (NOL) carry-forward of approximately $3,500,000 available to reduce any future taxable income (after adjusting for amounts related to Canadian investor flow-through capital and share based compensation).   The NOL carry-forward begins to expire in 2025 and will fully expire in 2029. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carry-forward, by having taxable income, a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

NOTE 8 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A”Canada
Costs at Dec. 31, 2006	$441,106
Lease property acquisition costs	800,000
Less impairment during 2007	(37,860)
Costs at December 31, 2007	$1,203,246
Additions during 2008:	-
Exploration	$832,035
Lease property acquisition costs	15,612
Less accumulated depreciation, depletion, amortization and impairment	(1,615,381)
Net book value December 31, 2008	$435,512
Additions during 2009	62,720
Exploration
Net book value of Canadian Assets at December 31, 2009	498,232

Schedule “B”United States*
Cost at January 1, 2008	$-
Additions: payment for 40% of Excelaron (Contingent)	425,000
Net book value of U.S. Assets at December 31, 2009	$425,000

NOTE 9 – Subsequent Events - Unaudited

On January 27, 2010, the Company announced it had entered into a Definitive Qualifying Transaction Agreement (the “Agreement”).  The agreement provided for the acquisition of the 40% membership interest in Excelaron from the Company by in exchange for 38,500,000 shares of Vesta Capital Corporation, a Canadian pool company on the TSX Venture Exchange (“TSX-V”).  While the date of the agreement was extended to the end of February, 2010 it subsequently expired.

On March 26, 2010 an amended Qualifying Transaction Agreement was executed pursuant to which the company has agreed to accept $1,000,000 Canadian Dollars from a related company, United Hydrocarbon Corporation rather than the 38,500,000 shares of Vesta as previously contemplated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being December 31, 2008. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of December 31, 2009, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

On February 12, 2009, we entered an agreement to acquire the Excelaron Interest. The acquisition is contingent upon our making a capital contribution of $2,300,000 in installments over a specified period.  To date, we have made payments totaling $425,000.  If we do not make all of the payments our interest will be significantly reduced.

On October 5, 2009 we entered a binding letter of intent with Vesta, Excelaron and other parties pursuant to which we agreed to sell and assign our 40% interest in Excelaron Interest  in exchange for 38,500,000 common shares of Vesta, as part of a qualifying transaction in accordance with the policies of the TSX Venture Exchange pursuant to which Vesta would become a publicly traded company on the TSX-V.

Subsequent to the year ended December 31, 2009 we entered into a Definitive Agreement in order to effectuate the Excelaron Transaction.  Following several amendments to, the Agreement, on March 26, 2010 we entered into the Amended Definitive Agreement pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of $1,000,000 Canadian Dollars and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

The Amended Agreement, among other things, also relieves us of our undertaking to Excelaron to to pay a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease.  This obligation will Excelaron Interest to the acquiring party .

The transactions contemplated by the Amended Agreement are expected to be consummated by April 30, 2010.

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

Directors and Officers as at December 31, 2009:

Name	Age	Position	Held Position Since
	(approx)

Naeem Tyab	43	Director and President	September 29, 2005

Former Directors and Officers:
Ernie Pratt	59	Director	October 2, 2006 – October 5, 2009
William Smith	61	Director and CFO	June 19, 2008 – March 10, 2009
Robert C. Mussehl	70	Director	Aug. 11, 2005 – June 18, 2008
Sohail S. K. Kiani	46	Executive Vice President	Sept. 29, 2005 – July 3, 2008
Mohammad Khan	31	Treasurer	Sept. 29, 2005 – April 25, 2008

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

Directors

Our Board of directors consisted of one member as at December 31, 2009. Directors stand for election at our annual meeting of shareholders. Pursuant to our Bylaws, any vacancy occurring in the Board of directors, including a vacancy created by an increase in the number of directors, may be filled by the shareholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the shareholders. If there are no remaining directors, the vacancy shall be filled by the shareholders.

At a meeting of shareholders, any director or the entire Board of directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

We look to our directors to guide us through our next phase as a public company and continue and manage our growth. Our directors bring their leadership experience from a variety of pharmaceutical companies and professional backgrounds which we require to continue to grow and to add stockholder value. Our directors also have worked with startup through public companies and bring depth of knowledge in building stockholder value, growing a company from inception, developing pharmaceutical products, and navigating mergers and acquisitions and the public company process.

Compensation of Directors

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

In establishing director compensation, the Board is guided by the following goals:

☐	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;
☐	Compensation should align the directors’ interests with the long-term interests of stockholders; and
☐	Compensation should assist with attracting and retaining qualified directors.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Committees

All proceedings of the board of directors for the year ended December 31, 2009, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating or audit committees or committees performing similar functions nor does our company have a written nominating or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.  The Company does have a Compensation Committee currently comprised of two persons, including Naeem Tyab and an employee of the Company.  The Compensation Committee does not currently have a charter.

Family Relationships and Other Matters

There are no family relationships among or between any of our officers and directors.

Legal Proceedings

During the past ten years none of our directors, executive officers, promoters or control persons has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
•	the subject of any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
(i) Any Federal or State securities or commodities law or regulation; or
(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity;
•
subject to any federal or state judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions (excluding settlements between private parties); or

•	subject to any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

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

           The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers at the end of the 2009 fiscal year (the “Named Executive Officers”).

The responsibility for establishing, administering and interpreting our policies governing the compensation and benefits for our executive officers lies with our Board of Directors. In this connection the Board has not retained the services of any compensation consultants.

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2009, we designed our executive compensation program to achieve the following objectives:

•           attract and retain executives experienced in developing and delivering roducts such as our own;

•           motivate and reward executives whose experience and skills are critical to our success;

•           reward performance; and

•           align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

SUMMARY COMPENSATION TABLE

Name and	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
principal position	(12/31)	($)	($)	($)	($)*	($)	($)	($)	($)

Naeem Tyab	2005	$24,000	0	0	0	0	0	0	$24,000
Director	2006	$72,000	0	0	0	0	0	0	$72,000
President	2007	$72,000	0	0	$52,000	0	0	0	$124,000
[Note 1]	2008	$144,000	0	0	$78,000	0	0	0	$222,000
	2009	$131,195
Former Directors and Officers
Ernie Pratt	2005	0	0	0	0	0	0	0	0
Director	2006	$6,000	0	$18,000	0	0	0	0	$24,000
[Note 2]	2007	$23,300	0	$11,600	$13,000	0	0	0	$47,900
	2008	$22,420	0	0	$19,500	0	0	0	$41,920
	2009	$15,456	0	0	$0				$15,456

William Smith	2008	$27,033	0	0	0	0	0	0	$22,000
Director
CFO
[Note 3]

Sohail S. K. Kiani	2005	$16,000	0	0	0	0	0	0	$16,000
Executive Vice	2006	$8,483	0	0	0	0	0	0	$8,483
President	2007	$2,863	0	0	0	0	0	0	$2,863
[Note 4]	2008	0	0	0	0	0	0	0	0

Robert C. Mussehl	2005	0	0	0	0	0	0	0	0
Director	2006	0	0	0	0	0	0	0	0
[Note 5]	2007	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Mohammad Khan	2005	$14,000	0	0	0	0	0	0	$14,000
Treasurer	2006	$42,000	0	0	0	0	0	0	$42,000
[Note 6]	2007	$21,000	0	0	0	0	0	0	$21,000
	2008	0	0	0	0	0	0	0	0

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received compensation during the period from July 25, 2005 (inception) to December 31, 2008.

Note 1 – compensation effective as of September 29, 2005. As of December 31, 2008, Naeem Tyab has options to purchase 1,000,000 shares of the Company’s common stock.  All of these options have vested.  Effective January 1, 2009, the Board has agreed that Mr. Tyab’s annual salary will be CDN$120,000 (Canadian currency) during the 2009 fiscal year as well as an additional $30,000 directors fee.
Note 2 – compensation effective as of October 2, 2006.   Mr. Pratt was given stock compensation in 2006 and 2007 totaling 80,000 shares of the Company’s common stock. As of December 31, 2008, Ernie Pratt has options to purchase 250,000 shares of the Company’s common stock.  All of these options have vested.  In 2009,  Mr Pratt’s compensation amounted to $2,000 per month prior to his resignation on October 5, 2009.
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

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Shares	Percent(1)
Parvez Tyab Shareholder 1112 – 207 West Hasting Street Vancouver, B.C., Canada V6B 1H7	10,000,000 (2)	15.7%

(1) Based on 57,445,987 shares of common stock outstanding as of March 22, 20109.
(2) Includes 9,000,000 shares held in the name of Parvez Tyab and 1,000,000 held by Mogul Energy Ltd., which shares Mr. P. Tyab is deemed to beneficially own.

Security Ownership of Management

Name and Address of Beneficial Owner	Shares		Percent(1)

Naeem Tyab	1,638,889	(2)	2.6%

Sohail Kiani	500,000		0.9%

Ernie Pratt	80,000	(3)	0.1%

Robert Mussehl	0	(4)	0.0%

William Smith	0	(5)	0.0%

Mohammad Khan	2,100,000		3.7%

All Officers and Directors as a group (5 persons)	4,318,889		7.5%

(1)	Based on 57,445,987 shares of common stock outstanding as of March 22, 2009.
(2)	Naeem Tyab has the right to acquire 1,000,000 shares pursuant to an option grant on August 8, 2007.
(3)	Ernie Pratt has the right to acquire 250,000 shares pursuant to an option grant on August 8, 2007.
(4)	Based on Form 4 and Form 5 data, Mr. Mussehl disposed of 50,000 shares in fiscal year 2008.
(5)	Based on Form 4 and Form 5 data, Mr. Smith acquired 5,000 shares in fiscal year 2008, and disposed of them in fiscal year 2009.

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

On October 5, 2009 the Company entered a binding letter of intent with Vesta Capital Corp (“Vesta”), Excelaron and other parties pursuant to which Mogul would sell its 40% interest in Excelaron LLP.  The proposed transaction, that would constitute Vesta’s qualifying transaction pursuant to the policies of the TSX Venture Exchange, was to involve Mogul receiving 38,500,000 shares of the resultant publicly traded company on the TSX-V.  The Proposed transaction was subject to the execution of a Definitive Agreement
Subsequent to the year ended December 31, 2009.

The Company announced on January 27, 2010 that it had entered into a Definitive Qualifying Transaction Agreement (the “Agreement”).  The Agreement provided for the acquisition of a direct 40% membership interest in Excelaron from the Company by Vesta in exchange for 38,500,000 shares of Vesta.  The date of the agreement was extended to the end of February and subsequently expired.

On March 26, 2010 an amended Qualifying Transaction Agreement was executed pursuant to which the company has agreed to accept $1,000,000 Canadian Dollars from a related company, United Hydrocarbon Corporation rather than the 38,500,000 shares of Vesta as previously contemplated.

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

Audit Fees

Our independent registered public accounting firm billed us $44,464 and $42,765 for the fiscal years ended December 31, 2009, and 2008, respectively, for audit related professional services.  These services included audit of our annual financial statements, review of our quarterly interim financial statements on Form 10-Q, and services in connection with statutory and regulatory filings.  This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Tax Fees

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice, and tax planning services were $1,500 and $1500 for the fiscal year ended December 31, 2009 and 2008, respectively.

All Other Fees

Our independent registered public accounting firm did not bill us for other services during fiscal years ended December 31, 2009 and 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

.
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

26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)

/s/ Henry Kloepper

By: Henry Kloepper
(Director)

Dated:  March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Naeem Tyab

By: Naeem Tyab, Director and President
(Principal Executive Officer)

s/ Henry Kloepper

By: Henry Kloepper
(Director)

Dated:  March 31, 2010