Form 10-Q
period 2010-03-31
Mogul Energy International, Inc.
filed 2010-05-14
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,445,987 common shares issued and outstanding as May 7, 2010.

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

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
(an exploration stage company)
Balance Sheets
(expressed in U.S. dollars)

	March 31, 2010	December 31, 2009
Assets:
Current
Cash	$11,358	$7,481
Receivable	20,180	18,210
Investment - held for sale	191,738	625,961
Prepaid and Deposits	55,777	47,518
Loans receivable	425,000	-
Total current assets	704,053	699,168
Non-current
Exploration and evaluation	923,232	923,232
Total Assets	$1,627,285	$1,622,400

Current Liabilities:
Accounts payable and accrued	$191,922	$217,435
Bank overdraft	22,225	43,143
Loans from shareholders	418,868	145,320
Total current liabilities	633,015	405,898
Contingencies and commitments		-
Total Liabilities	633,015	405,898
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(6,640,954)	$(6,721,905)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 03/31/10 and 12/31/09)	5,744	5,744
Additional paid-in capital	7,225,215	7,213,003
Warrants & Options:	413,026	425,238
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(130,457)	(148,458)
Other comprehensive income (loss)	121,696	442,880
Total Shareholders’ Equity	994,270	1,216,000
Total Shareholders’ Equity and Liabilities	$1,627,285	$1,622,400

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Operations
For the Three Months Ended March 31, 2010 and 2009 and
For the Period July 25, 2005 (inception) to March 31, 2010
(expressed in U.S. dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative from July 25, 2005 (inception) to March 31, 2010
Expenses:
General and administrative	$(182,793)	$(261,384)	$(3,815,091)
Impairment	-	-	(3,758,945)
Other income and expenses
Revenue for services	-	-	12,865
Gain on disposition exploration property	-	-	1,287,072
Gain on sale of investment held for sale	263,744	5,377	444,791
Interest income	-	-	8,354
Settlement of lawsuit	-	-	(820,000)
Net income (loss) for the periods	$80,951	$(256,007)	$6,640,954

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$167,322	$-	$590,202
Foreign exchange adjustment	18,001	-	(130,457)
Total other comprehensive gain (loss) for the periods	$185,323	$-	$461,745

Total comprehensive net gain (loss) for the periods	$266,274	$(256,007)	$7,102,699

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	57,445,987	57,445,987

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 and
 For the Period July 25, 2005 (inception) to March 31, 2010
(Expressed in U.S. dollars)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Cumulative from July 25, 2005 (inception) to March 31, 2010
Operating Activities
Net income (loss) for periods	$80,951	$(256,007)	$(6,640,954)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (Office)	-	-	6,209
Impairment	-	-	3,758,946
Shares and options for services	-	-	523,103
Gain on disposition of exploration Property	-	-	(607,039)
Gain on investment held for sale	(263,744)	(5,733)	(444,791)
Changes in non-cash working capital
Accounts payables ( decrease) increase	(25,514)	(380,231)	191,921
GST receivable (decrease) increase	(1,970)	34,364	(19,913)
Prepaid	(8,260)	(1,175)	(55,7774
Payable settlement	-	-	19,467
Cash used in operating activities	$(218,537)	$(608,426)	$(3,268,828)
Investing Activities
Purchase equipment	-		(6,209)
Proceeds - sale of investments held for sale	376,782	45,866	976,819
Exploration and evaluation	-	(193,546))	(4,681,196)
Cash used for investing activities	$376,782	$(147,680)	$(3,710,586)
Financing Activities
Due to officers and directors	-	-	-
Loans from shareholders	273,548	-	418,868
Bank indebtedness	(20,917)	-	22,225
Proceeds from subscriptions receivable	-	-	462,324
Loans receivable	(425,000)	-	(425,000)
Proceeds from sale of equity securities	-	-	6,642,811
Cash from financing activities	$(172,369)	$-	$7,121,228
Foreign exchange adjustment	18,001	(14,890)	(130,456)
Increase (decrease) in cash during periods	3,877	(770,995)	11,358
Cash beginning of periods	7,481	845,251
Cash at end of periods	$11,358	$74,256	$11,358
Interest and taxes paid during period	None	None	None
Schedule of Non-cash Transactions
Expiration of shareholder warrants	12,212
Net unrealized loss on investments held for sale	$(321,184)

Mogul Energy International, Inc.
Notes to the March 31, 2010 and 2009 Financial Statements

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

In managements opinion all of the adjustments necessary for a fair statement of the results of the interim period ended March 31, 2010 have been made, such adjustments are of a normal recurring nature.  These financial statements for the three months ended March 31, 2010 should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

NOTE 2 - Going Concern

The Company is considered an exploration stage corporation because it has had no revenues from its intended principal business and has not yet achieved commercial production.

The Company has a history of operating losses, and a $6,640,954 accumulated deficit through March 31, 2010.  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations and/or the sale of assets to achieve profitable operations through successful exploration and development of oil and gas properties.

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

NOTE 3 - Investment Held for Sale

At March 31, 2010 the Company held 465,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale.

NOTE 4 - Goods and Services Tax Receivables (GST)

The Company’s GST receivable was $20,180 at March 31, 2010 and $17,805 at March 31, 2009.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

NOTE 5 - Foreign Exchange Rate

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

The impact of unrealized monetary adjustments is reflected as the cumulative translation adjustment in the equity section of the balance sheet, a foreign exchange translation adjustment gain of $130,457 for the period ended March 31, 2010 ($307,651at March 31, 2009).  A realized foreign exchange loss of $4,020 was recognized for the period and was accounted for as an increase of general and administrative expenses during the three month period ended March 31, 2010.

Mogul Energy International, Inc.
Notes to the March 31, 2010 and 2009 Financial Statements

NOTE 6 - Capital Stock

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

●
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

March 31, 2010

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

Mogul Energy International, Inc.
Notes to the March 31, 2010 and 2009 Financial Statements

1.
For the period ended September 30, 2007, risk free interest rates ranging from 3.73% to 4%, expected dividend yields of zero, expected life ranging from two years, and expected volatility ranging from 2% to 51%.

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

The following are details related to warrants issued by the company as finders’ fees:

	March 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of period	950,106	$0.20
Warrants granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(673,606)	$0.20
Outstanding at the end of period	276,500	$0.20

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

Mogul Energy International, Inc.
Notes to the March 31, 2010 and 2009 Financial Statements

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows for the period ended March 31, 2010:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.25	276,500	0.36	$0.20	276,500	0.36

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:

March 31, 2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding	2,250,000	$0.30	2.35
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30	2.35

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

Mogul Energy International, Inc.
Notes to the March 31, 2010 and 2009 Financial Statements

NOTE 7 - Oil and Gas Properties

Disposition of EWA Concession Agreement 20% Working

On March 21, 2008, the Company entered into an Agreement of Purchase and Sale with Egypt Oil Holdings Ltd. (Egypt Oil), Sea Dragon Energy Inc. (Sea Dragon) and Dover Investments Ltd.  The Agreement, with an effective date of March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction resulted in the sale of the Company’s 20% working interest in the EWA Concession Agreement (Concession) to Sea Dragon in exchange for satisfaction of the Company’s outstanding “Cash calls payable” ($759,306) related to the Company’s drilling program on the Concession, a cash payment of CAD$100,000 plus 4,000,000 shares of Sea Dragon’s common stock, valued at an estimated $0.15 per share based on a recent share offering of Sea Dragon, a publicly traded Company.  Ninety percent of Sea Dragon’s shares received by the Company for this transaction have been placed in escrow.  The terms of the escrow call for the  release of these shares on the earlier of: (i) the Company announcing the drilling results of the second exploratory well drilled on the Concession (note 5); or (ii) July 31, 2009.

A further $76,667 capitalized prior to April 25, 2008 and subsequently assessed as impaired.  The corresponding accounts payable were assumed by EOH as a part of the Purchase and Sale agreement with Egypt Oil and Sea Dragon.

Saskatchewan Exploration Program

The Company commenced an exploration program in 2008 on its leased properties located in eastern Saskatchewan.

Ryerson 16-17-009-31W1M

The first well encountered a heavily oil stained, marginal reservoir within the Bakken interval.  This well has been suspended.  At March 31, 2010 a determination cannot be made about the extent of oil reserves that should be classified as proved reserve but based on the geology and proximity to producing properties the Company feels that although prior freehold leases in the area expired, this quarter section which has been retained and its associated well still has value.  If the Company fails to acquire the capital necessary to develop this well its self it will either have to farm-in, sell or abandon the well.  The Company plans to commission a reserve report for the property in 2010.

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

Mogul Energy International, Inc.
Notes to the March 31, 2010 and 2009 Financial Statements

United States (Excelaron)

On February 12, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), California company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  In substance the subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the company would receive a 2% interest in Excelaron and a 5% for each $250,000 above $1,000,000.  As of March 31, 2010 The Company’s investment in Excelaron totaled $425,000,

On October 5, 2009 we entered a binding letter of intent with Vesta Capital Corp (“Vesta”), Excelaron and other parties pursuant to which we agreed to sell and assign our Members Percentage Interest in Excelaron in exchange for 38,500,000 common shares of Vesta (the “Vesta Shares”), as part of a qualifying transaction (collectively, the “Excelaron Transaction”) in accordance with the policies of the TSX Venture Exchange pursuant to which Vesta would become a publicly traded company on the TSX-V.

During the quarter the Company entered into a consulting contract with a related party to assist in the negotiations and related activities required to conclude the sale of this asset for C$4,000 per month for four months.

On January 12, 2010 the  Company was party to a Definitive Agreement, whereby the Company to relinquish its interest in Excelaron to Vesta Capital Corporation, a Canadian pool company on the TSX Venture Exchange (“TSX-V”) and United Hydrocarbon Corporation, a related company incorporated Ontario, Canada.  This to be a part of a Qualifying Transaction on the TSX-V.  While the original agreement was not executed the parties continued to negotiate in good faith.

The Company made an advance to Excelaron in the form of a loan of $425,000 on January 14th, 2010.  The loan called for interest of $10,000 per month for the period in which the loan was outstanding.  This principle and interest were completely repaid on April 30, 2010.

On March 26, 2010 following several amendments to, the Definitive Agreement, on March 26, 2010 an amended Qualifying Transaction Agreement was executed (the “Amended Qualifying Transaction Agreement”) pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of CAD$1,000,000 and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

NOTE 8 - Flow-through financing

The Company raised a total of CAD$1,754,984 in 2007 and 2008 on a flow-though basis.  These amounts have been renounced to investors on a look-back basis.  Under the Act the funds are required to be used for qualified Canadian Exploration Expenditures (CEE).  At December 31, 2009 the company estimated that is has spent approximately CAD$1,028,414 on qualified capital exploration expenditures leaving a commitment of approximately CAD$726,000 that is required to be spent on exploration in Canada by July of 2010 and relates to the second tranche of financing that took place in 2008.  Should the Company not meet this commitment it may have to adjust the amount of capital exploration expenses renounced to investors and/or be subject to penalties assessed by the Canadian Revenue Agency (“CRA”).  The Company estimates the amount of penalties due and payable for the delay in using the funds raised for qualified CEE as of March 31, 2010 is approximately $36,400 which has been booked as an accrual to accounts payable.  On April 28, 2010 the Company remitted $21,688 to CRA to cover the liability for 2009.

Mogul Energy International, Inc.
Notes to the March 31, 2010 and 2009 Financial Statements

NOTE 9 - Commitments

Office Leases

The Company rents office space in Seattle, Washington on a month-to-month basis for $375 per month, and CAD$1,314 per month for office space in Vancouver, British Columbia, Canada.

As of January 1 the Company entered into a new five year lease for  office space in Toronto, Canada at a monthly cost of CAD$8,838 (approximately US$8,424).

NOTE 10 - Contingencies

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

NOTE 11 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended March 31, 2010.

NOTE 12 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A”Canada
Costs at Dec. 31, 2006	$441,106
Lease property acquisition costs	800,000
Less impairment during 2007	(37,860)
Costs at December 31, 2007	$1,203,246
Additions during 2008:	-
Exploration	$832,035
Lease property acquisition costs	15,612
Less accumulated depreciation, depletion, amortization and impairment	(1,615,381)
Net book value December 31, 2008	$435,512
Additions during 2009	62,720
Exploration
Net book value of Canadian Assets at March 31, 2010	498,232

Schedule “B” United States
Cost at January 1, 2008	$-
Additions: payment for 40% of Excelaron (Contingent)	425,000
Net book value of U.S. Assets at March 31, 2010	$425,000

Mogul Energy International, Inc.
Notes to the March 31, 2010 and 2009 Financial Statements

NOTE 13 – Subsequent Events

Pursuant to the terms of the Amended Qualifying Transaction Agreement the Company sold its 40% interest in Excelaron for the equivalent of approximately US$1,000,000 to UHC and for the reimbursement of US$425,000 for advances made to Excelaron.

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

The company’s strategy going forward will be to specialize in acquiring oil and gas properties that have existing reserves behind pipe.  Existing well bores with proven oil and gas reserves behind pipe can usually be purchased for a fraction of the original cost to drill and complete a new well. Property purchased with proven reserves reduce the risk of not finding hydrocarbons and are economically viable to develop due to the elimination of the associated cost of finding the hydrocarbons. After the property has been purchased, the primary cost for establishing new production is the re-completion cost.

These initial prospects are the start to an existing inventory dozens of leads and areas of interest that continue to be finalized.  These include:

•	Exploitation opportunities,
•	Prospects in existing fields,
•	Exploration opportunities,

While generating revenue from the first set of prospects drilled.  We intend to focus our immediate efforts primarily on on-shore, by-passed and offset discovered hydrocarbons in the United States.

Current opportunities will provide the company with several prospects that are in shallow zones near wells that produced from a variety of formations in the past.  We have partnered with several geologists and geophysicists that specialize in the upper Texas Gulf Coast area to identify offset well locations to wells that have produced large quantities in the past, and, near wells that continue to produce today.  Many of these zones were considered non commercial many years ago however, at today’s prices, these wells are more than profitable today.

Milestones

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

On or about September 21, 2009 the Company executed a letter of intent (“LOI”) with Vesta Capital Corp (“Vesta”), a Canadian Capital Pool company that is a reporting issuer in Canada; United Hydrocarbon Corporation (“UHC”), a Canadian company; and Barisan Energy Limited (“Barisan”), an Australian company (collectively the “Parties”).  Pursuant to the LOI, the Parties agreed to negotiate and use reasonable efforts to conclude a definitive agreement (the “Definitive Agreement”) regarding a proposed business combination (the “Proposed Transaction”).  Under the Proposed Transaction, if completed, Vesta would acquire an aggregate 65% interest in Excelaron through the acquisition of the Company’s 40% interest in Excelaron, the acquisition of UHC’s 25% interest in Excelaron and the acquisition of Barisan’s 4% interest in Excelaron.  Vesta would issue 65 million shares:  38.5 million to the Company; 22.5 million to the shareholders of UHC and 4 million to Barisan.  Upon completion of the Proposed Transaction, Vesta would own 44% of Excelaron directly and 21% through a wholly owned subsidiary UHC.  The Proposed Transaction is subject to a number of conditions and regulatory approvals, including the TSX approval, satisfaction of corporate governance requirements, and completion of a private financing of UHC.

On January 12, 2010 the  Company was party to a Definitive Agreement, whereby the Company to relinquish its interest in Excelaron to Vesta Capital Corporation, a Canadian pool company on the TSX Venture Exchange (“TSX-V”) and United Hydrocarbon Corporation, a related company incorporated Ontario, Canada.  This to be a part of a Qualifying Transaction on the TSX-V.  While the original agreement was not executed the parties continued to negotiate in good faith.

Subsequent to March 31, 2010 pursuant to the terms of the Amended Qualifying Transaction Agreement the Company sold its 40% interest in Excelaron for the equivalent of approximately US$1,000,000, to UHC and for the reimbursement of US$425,000 for advances made to Excelaron.

Material Changes in Financial Condition and Results of Operations

Selected Quarterly Financial Information

	March 31, 2010	March 31, 2009
Cash	11,358	74,256
Investments	191,738	253,930
Working capital	71,038	197,879
Total assets	1,627,285	1,005,968
Total Liabilities	633,015	179,031
Shareholders' equity	994,270	826,937
Share capital	7,229,959	7,072,281
Weighted average common shares outstanding	57,445,987	55,616,265
Retained loss	(6,640,954)	(6,381,614)
Cash flow from operations	(218,537)	(608,426)
Net gain (loss)	80,951	(256,007)
Loss per share	0.00	(0.00)

As at March 31, 2010, we had total assets of $1,627,285 as compared to $1,005,968 for the comparable quarter in 2009.  This difference is mainly  attributable to cash of $425,000 paid in lieu of the interest in Excelaron classified as Exploration and Evaluation under the full cost method.   Current assets increased compared the corresponding quarter in 2009 due to loans receivable from Excelaron of  $425,000, while investments held for sale and cash both decreased relative to March 31, 2009.

Cash outflow from operating activities was $218,537 due largely for the deduction of the gain on the investment held for sale ($608,426, March 31, 2009).

As at March 31, 2010, we had current liabilities totaling $633,015as compared to $179,031 at March 31, 2009.  Liabilities have increase relative to the corresponding quarter as a result of short term loans made to the company by shareholders parties.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Expenses
General & Administration:
Internet and telephone	2,580,	6,481
Professional fees	58,167	80,019
Rent	19,576	17,202
Travel & Promotion	9,645	41,326
Wages	53,181	59,453
Other	39,643	56,902
Total General and administration expenses	182,793	261,384
Impairment on resource properties	-	-
Gain on disposition EWA	-	-
Gain on sale of held for sale	263,743	5,376
Service revenue	-	--

The Company report a net gain of $80,951 for the three month period ended March 31, 2010, compared to a net loss of $261,384 for the comparable quarter in 2009.  This gain was attributable to gains on the sale of investments held for sale.  At the end of the current quarter the investment held for sale had a fair market value of $191,738.  Expenses for the quarter have decreased from $261,384 in the corresponding quarter of 2009 relative to $182,793 for the current quarter mainly due to a reduction of operating activity.

We have suffered recurring losses from operations.   The cumulative deficit since inception amounts to $6,640,954.  The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No information is provided under this Item because the Company is a smaller reporting company.

Item 4T.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being March 31, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of March 31, 2010, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  For more information, see Item 9A – Controls and Procedures – in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors – in Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2010 and March 31, 2010, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

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
6 Filed with our Annual Report on Form 10-K, for the year ending December 31, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Naeem Tyab

By: Naeem Tyab, President
(Principal Executive Officer)
(Principal Financial Officer)

Dated:  May 14, 2010