Form 10-Q
period 2010-06-30
Mogul Energy International, Inc.
filed 2010-08-16
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  57,445,987 common shares issued and outstanding as July 26, 2010.

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

SIGNATURES

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

Mogul Energy International, Inc.
(an exploration stage company)
Balance Sheets
(expressed in U.S. dollars)

	June 30, 2010	December 31, 2009

Assets:
Current
Cash	$614,390	$7,481
Receivable	20,403	18,210
Investment - held for sale	83,066	625,961
Prepaid and Deposits	108,614	47,517
Loans receivable	-	-
Total current assets	826,473	669,167
Non-current
Exploration and evaluation	519,705	923,232
Total Assets	$1,346,178	$1,622,400

Current Liabilities:
Accounts payable and accrued	$94,959	$217,435
Bank indebtedness	34	43,143
Loans from shareholders		145,320
Total current liabilities	94,493	405,898
Contingencies and commitments	-	-
Total Liabilities	94,493	405,898
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(6,276,057)	$(6,721,905)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 06/30/10 and 12/31/09)	5,744	5,744
Additional paid-in capital	7,345,741	7,213,003
Warrants & Options:	292,500	425,238
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(154,103)	(148,458)
Other comprehensive income (loss)	37,860	442,880
Total Shareholders’ Equity	1,251,685	1,216,000
Total Shareholders’ Equity and Liabilities	$1,346,178	$1,622,400

The accompanying notes are an integral part of these financial statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Operations
For the Six Months June 30, 2010 and 2009, and
For the Period July 25, 2005 (inception) to June 30, 2010
(expressed in U.S. dollars)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Expenses:
General and administrative	$(257,290)	$(151,986)	$(440,083)	$(413,370)
Impairment	-	-	-	-
Other income and expenses
Revenue for services	-	12,865	-	12,865
Gain on disposition exploration property	575,000	-	575,000	-
Gain on sale of investment held for sale	47,187	(8,006)	310,931	(2,629)
Interest income	-	-	-	-
Settlement of lawsuit	-	-	-	-
Net income (loss) for the periods	$364,897	$(141,127)	$445,848	$(403,134)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$(83,836)	$-155,263	$83,486	$(106,762)
Foreign exchange adjustment	(23,646)	27,740-	(5,645)	12,850
Total other comprehensive gain (loss) for the periods	$(107,482)	$183,003	$77,841	$(93,912)

Total comprehensive net gain (loss) for the periods	$257,415	$35,876	$523,689	$(497,046)

Basic earnings (loss) per share	$0.01	$(0.01)	$0.01	$(0.00)

Weighted average common shares outstanding	57,445,987	57,445,987	57,445,987	57,445,987

The accompanying notes are an integral part of these financial statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009 and
For the Period July 25, 2005 (inception) to June 30, 2010
(Expressed in U.S. dollars)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Operating Activities
Net income (loss) for periods	$445,849	$(403,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (Office)	-	-
Impairment	-	-
Shares and options for services	-	-
Gain on disposition of exploration Property	(575,000)	-
Gain on investment held for sale	(310,931)	2,629
Changes in non-cash working capital
Accounts payables ( decrease) increase	(122,976)	(349,016)
GST receivable (decrease) increase	(2,193)	38,049
Prepaid	(61,098)	(8,398)
Payable settlement	-	-
Cash used in operating activities	$(626,349)	$(719,870)
Investing Activities
Purchase equipment	-	-
Proceeds - sale of investments held for sale	448,806	57,578
Proceeds from the disposition of exploration property	1,000,000
Exploration and evaluation	(21,472)	(193,731)
Cash used for investing activities	$1,427,334	$(136,153)
Financing Activities
Loans from shareholders	(145,320)	-
Bank indebtedness	(43,110)	-
Loans receivable	-	-
Proceeds from sale of equity securities	-	-
Cash from financing activities	$188,430	$-
Foreign exchange adjustment	(5,645)	12,850
Increase (decrease) in cash during periods	606,910	(843,173)
Cash beginning of periods	7,481	845,173
Cash at end of periods	$614,390	$2,078
Interest paid during period	32,972	-
Taxes paid during period	-	-

Schedule of Non-cash Transactions

Expiration of shareholder warrants	62,185	-
Net unrealized gain on investments held for sale	$(83,836)	$-

The accompanying notes are an integral part of these financial statements

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

NOTE 1 - Organization and Nature of Business

Mogul Energy International, Inc. (Company) was formed as a Delaware corporation on July 25, 2005 to engage in the business of oil and gas exploration.  The Company’s business activities included financing to acquiring drilling prospects and exploration for oil and gas.

The Company acquires low entry cost exploration prospects, as measured on a dollar per barrel for proven and potential reserves in proximity to producing oil fields.

In managements opinion all of the adjustments necessary for a fair statement of the results of the interim period ended June 30, 2010 have been made, such adjustments are of a normal recurring nature.  These financial statements for the three months ended June 30, 2010 should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

NOTE 2 - Going Concern

The Company is considered an exploration stage corporation because it has had no revenues from its intended principal business and has not yet achieved commercial production.

The Company has a history of operating losses, and a $6,276,057 accumulated deficit through June 30, 2010 ($6,528,740 - June 30, 2009).  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations and/or the sale of assets to achieve profitable operations through successful exploration and development of oil and gas properties.

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

NOTE 3 - Investment Held for Sale

At June 30, 2010 the Company held 300,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX.  This investment is accounted for as held for sale.

NOTE 4 - Goods and Services Tax Receivables (GST)

The Company’s GST receivable was $20,403 at June 30, 2010 and $14,120 at June 30, 2009.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

NOTE 5 - Foreign Exchange Rate

The Company’s functional and reporting currency is the United States Dollar.  Transactions denominated in foreign currencies are translated into US dollars at the rate of exchange in effect at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies have been translated to US dollars at the rate of exchange in effect at the balance sheet.  Non-monetary assets and liabilities are translated at the historical the historical rate of exchange.

The impact of unrealized monetary adjustments is reflected as the cumulative translation adjustment in the equity section of the balance sheet.  The foreign exchange translation adjustment loss was $154,103 for the period ended June 30, 2010 ($100,044 – June 30, 2009).  A realized foreign exchange loss of $22,818 was recognized for the period (gain of $4,439 – June 30, 2009) and was accounted for as an increase of general and administrative expenses during the six month period ended June 30, 2010.

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

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

Warrant and Options

At June 30, 2010 all outstanding shareholder and finder’s fee warrants had expired.

The following are details related to warrants issued by the company to shareholders:

June 30, 2010

	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of the period	1,366,667	$0.40
Warrants Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,366,667)	$0.40
Outstanding at the end of period	Nil	-

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

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

2.	For the year ended December 31, 2006 the valuation of the warrants was estimated on a reasonability test as the stock was not publicly traded at that time.

The following are details related to warrants issued by the company as finders’ fees:

	June 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of period	276,500	$0.20
Warrants granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	950,106	$0.20
Outstanding at the end of period	nil	$0.20

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows for the period ended June 30, 2010:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.25	nil	-	$0.20	Nil	-

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:

June 30, 2010

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding	2,250,000	$0.30	2.10
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30	2.10

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

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

NOTE 7 – Related Party Transactions

On June the 19th, 2010 the company received $292,500 in the form of a promissory note from Mogul Energy Ltd., a company owned by the brother of the President of  the company,   The loan called for interest payment  of CAD$10,000  per month for the period of time in which the loan was outstanding without any notice, bonus or penalty.  The promissory note was repaid on April 28, 2010 and interest paid was equivalent to US$32,972.

During the period the Company entered into a consulting contract with a related party to assist in the negotiations and related activities required to conclude the sale of this asset for CAD$4,000 per month for four months.  Total disbursements under this contract were equivalent to US$15,133.

NOTE 8 - Oil and Gas Properties

Disposition of EWA Concession Agreement 20% Working Interest

On March 21, 2008, the Company entered into an Agreement of Purchase and Sale with Egypt Oil Holdings Ltd. (Egypt Oil), Sea Dragon Energy Inc. (Sea Dragon) and Dover Investments Ltd.  The Agreement, with an effective date of March 21, 2008, was part of a larger transaction (the “Transaction”) that closed on April 24, 2008.  The Transaction resulted in the sale of the Company’s 20% working interest in the East Wadi Araba Concession Agreement (Concession) to Sea Dragon in exchange for satisfaction of the Company’s outstanding “Cash calls payable” ($759,306) related to the Company’s drilling program on the Concession, a cash payment of $100,000 CDN plus 4,000,000 shares of Sea Dragon’s common stock, valued at an estimated $0.15 per share based on a recent share offering of Sea Dragon, a publicly traded Company.  Ninety percent of Sea Dragon’s shares received by the Company for this transaction were placed in escrow.  The terms of the escrow called for the  release of these shares on the earlier of: (i) the Company announcing the drilling results of the second exploratory well drilled on the Concession (note 5); or (ii) July 31, 2009.

A further $76,667 capitalized prior to April 25, 2008 and was subsequently assessed as impaired.  The corresponding accounts payable were assumed by EOH as a part of the Purchase and Sale agreement with Egypt Oil and Sea Dragon.

Saskatchewan Exploration Program

The Company commenced an exploration program in 2008 on its leased properties located in eastern Saskatchewan.

Ryerson 16-17-009-31W1M

The first well encountered a heavily oil stained, marginal reservoir within the Bakken interval.  This well has been suspended.  At June 30, 2010 a determination cannot be made regarding the extent of oil reserves that should be classified as proved reserve.  Based on the geology and proximity to producing properties the Company has determined that although prior freehold leases in the area expired, this quarter section which has been retained and its associated well still has value.  If the Company fails to acquire the capital necessary to develop this well it will either have to farm-in, sell or abandon the well.  The Company plans to commission a reserve report for the property in 2010.

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

Walpole 8-3-11-32W1M

A second well was abandoned after encountering a wet zone at the Bakken reservoir level.

Reclamation costs and abandonment cost associated with the 2008 drilling program amount to $31,131 and were classified to accounts payable and capitalized under the full cost method to exploration and evaluation.

Further exploration in Saskatchewan has been postponed due to expiration of the leased property, a lack of resources and falling oil prices.  The Company has realized an impairment charge of $1,203,247 related to the expiration of substantially all leased property assets and their related acquisition costs previously capitalized on the balance sheet as Exploration and Evaluation.  A further impairment charge of $412,134 has been recognized for the dry hole and other related costs of the 2008 exploration program.  The suspended well costs have been recorded as a capitalized asset pending the determination of reserves.

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

United States (Excelaron)

On February 12, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), a California company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  In substance the subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the company would receive a 2% interest in Excelaron and 5% for each $250,000 above the $1,000,000 threshold.  As of March 31, 2010 the Company’s investment in Excelaron totaled $425,000,

On October 5, 2009 the Company entered a binding letter of intent with Vesta Capital Corp (“Vesta”), Excelaron and other parties pursuant to which we agreed to sell and assign our 40% interest in Excelaron in exchange for 38,500,000 common shares of Vesta (the “Vesta Shares”), as part of a qualifying transaction (collectively, the “Excelaron Transaction”) in accordance with the policies of the TSX Venture Exchange pursuant to which Vesta would become a publicly traded company on the TSX-V.  While the original agreement was not executed the parties continued to negotiate in good faith.

On January 12, 2010 the Company was party to a Definitive Agreement, whereby the Company was to relinquish its interest in Excelaron to Vesta Capital Corporation, a Canadian pool company on the TSX Venture Exchange (“TSX-V”) and United Hydrocarbon Corporation (“UHC”), a related company incorporated in Ontario, Canada as part of a Qualifying Transaction on the TSX-V.

The Company made an advance to Excelaron in the form of a loan of $425,000 on January 14th, 2010.  The loan called for interest of $10,000 per month for the period in which the loan was outstanding.  This principle and interest were completely repaid on April 30, 2010.

On March 26, 2010 following several amendments to the Definitive Agreement, an amended Qualifying Transaction Agreement was executed (the “Amended Qualifying Transaction Agreement”) pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of $1,000,000 Canadian Dollars and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

Pursuant to the terms of the Amended Qualifying Transaction Agreement the Company sold its 40% interest in Excelaron for the equivalent of approximately US$1,000,000 based on the foreign exchange rate of $1US equivalent to $1CAD on the date of the transaction with UHC and for the reimbursement of US$425,000 for advances made to Vesta.

Upper Texas Gulf Coast

On June 29, 2010 the Company announced that it had signed a non binding Letter of Intent (“LOI”) with Powderhorn Energy, LLC and its financial partners (collectively “Powderhorn”).  Subject to additional agreements between both entities Powderhorn will participate in the proposed drilling program offered by the Company along the Upper Gulf Coast.  The terms and conditions which will constitute a binding agreement between the entities with respect to the transaction contemplated are currently being negotiated.  The termination date of the LOI has been extended by mutual agreement beyond the original termination date of July 19, 2010.  Costs of $9,153 have been capitalized under the companies full cost policy for exploration and evaluation, the costs pertain to negotiations for mineral leases in the region.

NOTE9 - Flow-through financing

The Company raised a total of CAD$1,754,984 in 2007 and 2008 on a flow-though basis.  These amounts have been renounced to investors on a look-back basis.  Under the Act the funds are required to be used for qualified Canadian Exploration Expenditures (CEE).  At December 31, 2009 the company estimated that is has spent approximately CAD$1,028,414 on qualified capital exploration expenditures leaving a commitment of approximately CAD$726,000 that is required to be spent on exploration in Canada by July of 2010 and relates to the second tranche of financing that took place in 2008.  Should the Company not meet this commitment it may have to adjust the amount of capital exploration expenses renounced to investors and/or be subject to penalties assessed by the Canadian Revenue Agency (“CRA”).  The Company estimates the amount of penalties due and payable for the delay in using the funds raised for qualified CEE as of June 3, 2010 is approximately $36,400 which has been booked as an accrual to accounts payable.  On April 28, 2010 the Company remitted $21,688 to CRA to cover the liability for 2009.

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

NOTE 10 - Commitments

Office Leases

The Company rents office space in Seattle, Washington on a month-to-month basis for $375 per month, and CAD$1,314 per month for office space in Vancouver, British Columbia, Canada.

As of January 1, 2010 the Company entered into a new five year lease for  office space in Toronto, Canada at a monthly cost of CAD$8,838 (approximately US$8,424).

NOTE 11 - Contingencies

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

NOTE 12 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended June 30, 2010.

Mogul Energy International, Inc.
Notes to the June 30, 2010 and 2009 Financial Statements

NOTE 13 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A”Canada
Additions during 2008:	-
Exploration	$832,035
Lease property acquisition costs	15,612
Less accumulated depreciation, depletion, amortization and impairment	(1,615,381)
Net book value December 31, 2008	$435,512
Additions: during 2009	62,720
Net book value December 31, 2009	498,232
Exploration	-
Additions: during 2010	12,320
Net book value of Canadian Assets at June 30, 2010	510,552

Schedule “B”United States*
Cost at January 1, 2008	$-
Additions: payment for 40% of Excelaron (Contingent)	425,000
Reduction: repayment by Vesta to acquire interest in Excelaron	(425,000)
Additions: acquisition costs related to leases for oil and gas rights in Texas	9,153
Net book value of U.S. Assets at June 30, 2010	$9,153

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

The company’s strategy going forward will be to acquire oil and gas properties that have existing reserves behind pipe.  Existing well bores with proven oil and gas reserves behind pipe can usually be purchased for a fraction of the original cost to drill and complete a new well. Property purchased with proven reserves reduce the risk of not finding hydrocarbons and are economically viable to develop due to the elimination of the associated cost of finding the hydrocarbons. After the property has been purchased, the primary cost for establishing new production is the re-completion cost.

These initial prospects are the start to an existing inventory of dozens of leads and areas of interest that continue to be finalized.  These include:
•	Exploitation opportunities,
•	Prospects in existing fields,
•	Exploration opportunities,

We intend to focus our immediate efforts primarily on on-shore, by-passed and offset discovered hydrocarbons in the United States.

Current opportunities will provide the company with several prospects that are in shallow zones near wells that produced from a variety of formations in the past.  We have partnered with several geologists and geophysicists that specialize in the upper Texas Gulf Coast area to identify offset well locations to wells that have produced large quantities in the past, and, near wells that continue to produce today.  Many of these zones were considered non commercial many years ago.  However, at today’s prices, these wells are expected to be profitable.

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

On January 12, 2010 the Company was party to a Definitive Agreement, whereby the Company was to relinquish its interest in Excelaron to Vesta Capital Corporation, a Canadian pool company on the TSX Venture Exchange (“TSX-V”) and United Hydrocarbon Corporation; a related company incorporated Ontario, Canada.  This was to be a part of Vesta’s Qualifying Transaction on the TSX-V.  While the original agreement was not executed the parties continued to negotiate in good faith.

The Company made an advance to Excelaron in the form of a loan of $425,000 on January 14th, 2010.  The loan called for interest of $10,000 per month for the period in which the loan was outstanding.  This principle and interest were completely repaid on April 30, 2010.

On March 26, 2010 following several amendments to the Definitive Agreement, an amended Qualifying Transaction Agreement was executed (the “Amended Qualifying Transaction Agreement”) pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of $1,000,000 Canadian Dollars and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

On April 28, 2010 pursuant to the terms of the Amended Qualifying Transaction Agreement the Company sold its 40% interest in Excelaron for the equivalent of approximately US$1,000,000, to UHC and for the reimbursement of US$425,000 for advances made to Excelaron.

On June 29, 2010 the Company announced that it had signed a non binding Letter of Intent (“LOI”) with Powderhorn Energy, LLC and its financial partners (collectively “Powderhorn”).  Subject to additional agreements between both entities Powderhorn will participate in the proposed drilling program offered by the Company along the Upper Gulf Coast.  The terms and conditions which will constitute a binding agreement between the entities with respect to the transaction contemplated are currently being negotiated.  The termination date of the LOI has been extended by mutual agreement beyond the original termination date of July 19, 2010.

Material Changes in Financial Condition and Results of Operations

Selected Quarterly Financial Information

	June 30, 2010	June 30, 2009
Cash	614,390	2,078
Investments	83,066	389,475
Working capital	731,981	233,569
Total assets	1,073,059	1,919,120
Total Liabilities	94,493	210,246
Shareholders' equity	1,251,685	862,813
Share capital	7,345,741	7,066,537
Weighted average common shares outstanding	57,445,987	57,445,987
Retained loss	(6,276,057)	(6,528,740)
Cash flow from operations	(626,3490)	(111,445)
Net income gain (loss)	445,849	(147,127)
Loss per share	0.01	(0.01)

Cash at June 30, 2010 increased to $614,390 ($2,017 – June 30, 2009) due to the sale of the 40% Membership Interest in Excelaron (“Excelaron Interest”) for the equivalent of $1,000,000 at the time of sale.  Approximately $442,500 of loans from shareholders was repaid during the current period and accounts payable was reduced to $94,493 ($210,246 – June 30, 2009).  The company also received $425,000 as the repayment of a loan receivable from Vesta.

At June 30, 2010, we had total assets of $1,073,059 as compared to $1,919,120 for the comparable quarter in 2009.  The decrease in total assets was a result of the sale of our Excelaron Interest, a capitalized asset.  We also reduced our holdings of the shares of Sea Dragon Energy Inc., classified as investments held for sale.  The company has reduced its capitalized assets under exploration and evaluation from $629,244 at June 30, 2009 to $519,705 at June 30, 2010.

Cash outflow from operating activities was $626,349 attributable primarily to deductions associated with the gain on the investment held for sale and the Excelaron Interest, $310,931 and $575,000 respectively ($706,156 – June 30, 2009).

The Company reported a net gain of $445,849 for the six month period ended June 30, 2010, compared to a net loss of $403,134 for the comparable quarter in 2009.  This gain was attributable to gains on the sale of investments held for sale and the sale of the Excelaron Interest.

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Expenses
General & Administration:
Internet and telephone	7,999	8,549
Professional fees	109,281	127,473
Rent	36,556	27,576
Travel & Promotion	57,537	56,758
Wages	139,813	117,453
Other	89,798	75,560
Total General and administration expenses	(440,083)	(413,370)
Impairment on resource properties	-	-
Gain on disposition EWA	-	-
Gain on sale of held for sale	310,931	2,629
Gain on sale of Excelaron 40% Membership Interest	575,000	-
Service revenue	-	12,865
Net Income	445,849	403,134

General expenses for the six months ended June 30, 2010 increased $26,712 over the corresponding period in 2009 due to increased  travel costs and additional geological and geophysical cost classified under other expenses.

We have suffered recurring losses from operations.   The cumulative deficit since inception amounts to $6,276,057.  The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No information is provided under this Item because the Company is a smaller reporting company.

Item 4T.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being June 30, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of June 30, 2010, as the result of the material weaknesses, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  For more information, see Item 9A – Controls and Procedures – in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Between January 1, 2010and June 30, 2010, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

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

Dated:  August 16, 2010