Form 10-Q
period 2010-09-30
Mogul Energy International, Inc.
filed 2010-11-19
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 57,445,987 common shares issued and outstanding as November 5, 2010.

Mogul Energy International, Inc.
(an exploration stage company)

Financial Statement Index

Mogul Energy International, Inc.
(an exploration stage company)
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2010	December 31, 2009

Assets:
Current
Cash	$299,648	$7,481
Receivable	22,361	18,210
Investment - held for sale	84,607	625,961
Prepaid and Deposits	84,570	47,517
Total current assets	491,186	669,167
Non-current
Exploration and evaluation	492,844	923,232
Total Assets	$984,030	$1,622,400

Current Liabilities:
Accounts payable and accrued	$37,669	$217,435
Bank indebtedness	-	43,143
Loans from shareholders	-	145,320
Total current liabilities	37,669	405,898
Contingencies and commitments	303,457	-
Total Liabilities	342,261	405,898
Shareholders’ Equity:
Deficit accumulation during exploration stage	$(6,875,273)	$(6,721,905)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 09/30/10 and 12/31/09)	5,744	5,744
Additional paid-in capital	7,345,741	7,213,003
Warrants & Options:	292,500	425,238
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(165,207)	(148,458)
Other comprehensive income (loss)	39,400	442,880
Total Shareholders’ Equity	641,768	1,216,000
Total Shareholders’ Equity and Liabilities	$984,030	$1,622,400

The accompanying notes are an integral part of these financial statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009, and
(expressed in U.S. dollars)

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009
Expenses:
General and administrative	$(332,466)	$(231,378)	$(772,549)	$(644,747)
Deferred indemnity	(266,750)		(266,750)	-
Impairment	-	-	-	-
Other income and expenses
Revenue for services	-	-	-	12,865
Gain on disposition exploration property	-	-	575,000	-
Gain on sale of investment held for sale	-	25,035	310,931	22,407
Net income (loss) for the periods	$(599,216)	$(206,342)	$(153,368)	$(609,476)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$1,540	$349,238	$85,026	$242,476
Foreign exchange adjustment	(11,104)	15,771-	(16,749))	28,662
Total other comprehensive gain (loss) for the periods	$(9,565)	$365,009	$68,277	$271,098

Total comprehensive net gain (loss) for the periods	$(608,780)	$158,667	$(85,091)	$(338,378)

Basic earnings (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares outstanding	57,445,987	57,445,987	57,445,987	57,445,987

The accompanying notes are an integral part of these financial statements

Mogul Energy International, Inc.
(an exploration stage company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009 and
(Expressed in U.S. dollars)

	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009
Operating Activities
Net income (loss) for periods	$(153,368)	$(403,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of exploration Property	(575,000)	-
Gain on investment held for sale	(310,931)	2,629
Changes in non-cash working capital
Accounts payables ( decrease) increase	(179,767)	(349,016)
GST receivable (decrease) increase	(4,150)	38,049
Prepaid	(37,054)	(8,398)
Commitments and Contingencies	303,457	-
Cash used in operating activities	$(955,677)	$(719,870)
Investing Activities
Proceeds - sale of investments held for sale	448,804	57,578
Proceeds from the disposition of exploration property	1,000,000
Exploration and evaluation	5,389	(193,731)
Cash used for investing activities	$1,454,193	$(136,153)
Financing Activities
Loans from shareholders	(145,320)	-
Bank indebtedness	(43,143)	-
Cash from financing activities	$(188,463)	$-
Foreign exchange adjustment	(16,749)	12,850
Increase (decrease) in cash during periods	310,052	(843,173)
Cash beginning of periods	7,481	845,173
Cash at end of periods	$299,648	$2,078
Interest paid during period	32,972	-
Taxes paid during period	-	-
		-
Schedule of Non-cash Transactions		-
Expiration of shareholder warrants	132,738	-
Net unrealized gain on investments held for sale	$(85,026)	$-

The accompanying notes are an integral part of these financial statements

Mogul Energy International, Inc.
Notes to the September 30, 2010 and 2009 Financial Statements

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

In managements opinion all of the adjustments necessary for a fair statement of the results of the interim period ended September 30, 2010 have been made. Included is an adjustment for contingency resulting from a liability to indemnify certain shareholders for $266,750, as outlined in Note 10 under the caption Flow-through Financing.  All other adjustments are of a normal recurring nature.  These financial statements for the nine months ended September 30, 2010 should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

NOTE 2 - Going Concern

The Company is considered an exploration stage corporation because it has had no revenues from its intended principal business and has not yet achieved commercial production.

The Company has a history of operating losses, and a $6,875,273 accumulated deficit through September 30, 2010 ($6,735,083 - September 30, 2009).  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations and/or the sale of assets to achieve profitable operations through successful exploration and development of oil and gas properties.

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

NOTE 3 - Investment Held for Sale

At September 30, 2010 the Company held 300,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX.  This investment is accounted for as held for sale.

NOTE 4 - Goods and Services Tax Receivables (GST)

The Company’s GST receivable was $22,361 at September 30, 2010 compared to $16,712 at September 30, 2009.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

NOTE 5 - Foreign Exchange Rate

The Company’s functional and reporting currency is the United States Dollar.  Transactions denominated in foreign currencies are translated into US dollars at the rate of exchange in effect at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies have been translated to US dollars at the rate of exchange in effect at the balance sheet date.  Non-monetary assets and liabilities are translated at the historical rate of exchange.

The impact of unrealized monetary adjustments is reflected as the cumulative translation adjustment in the equity section of the balance sheet.  The foreign exchange translation adjustment loss was $165,207 for the period ended September 30, 2010 ($84,272 – September 30, 2009).  A realized foreign exchange loss of $23,404 was recognized for the period (gain of $3,348 – September 30, 2009) and was included as a charge to general and administrative expenses.

Mogul Energy International, Inc.
Notes to the September 30, 2010 and 2009 Financial Statements

NOTE 6 - Capital Stock

Common Stock

During the quarter ended March 31, 2008 the Company issued 2,383,000 shares of its common stock at $0.15 per share, related costs totaled $16,795.  In connection with the offering 135,051 finder’s fee warrants were granted allowing the holder to purchase one common share of the company for one Class B warrant and $0.15.  The warrants had a fair market value of $12,212 calculated using the Black-Scholes model: risk free rate 3.05%, share price $0.18, strike price $0.15, volatility 83% and dividend yield 0.00.

During the period ended June 30, 2008 the Company issued a total of 3,800,000 flow-through common shares, pursuant to the income tax laws of Canada (Income Tax Act, Canada) through a series of closings: 2,800,000, 400,000, and 600,000 closed on June 2, June 5 and June 11, 2008 respectively.  They were issued at $0.25 per flow-through common share for proceeds of $950,000.  The related tax impact will be recorded when the qualifying transaction expenditures are renounced to shareholders.  In addition, the company also issued 2,300,000 common shares on June 2, 2008 and 4,000,000 common shares and on June 11, 2008 for a total of 6,300,000 shares of its common stock at $0.20 per share for total proceeds of $1,260,000. In all, 10,100,000 shares were issued.  Share issuance costs associated with the two classes of financings that closed in June amounted to $102,444 in cash and finder’s fee warrants granted as follows:

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

Warrant and Options

At September 30, 2010 all outstanding shareholder and finder’s fee warrants had expired.

The following are details related to warrants issued by the company to shareholders:

September 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of the period	1,366,667	$0.40
Warrants Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,366,667)	$0.40
Outstanding at the end of period	Nil	-

Mogul Energy International, Inc.
Notes to the September 30, 2010 and 2009 Financial Statements

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

	September 30, 2010
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

A summary of the status of the warrants under various agreements follows for the period ended September 30, 2010:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.25	nil	-	$0.20	Nil	-

Mogul Energy International, Inc.
Notes to the September 30, 2010 and 2009 Financial Statements

Employee Stock Option Plan

On August 7th, 2007 the Company granted 2,250,000options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested as of August 7th, 2008.

The following table summarizes the continuity of the Company’s stock options:

September 30, 2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding	2,250,000	$0.30	0.83
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at the end of period	2,250,000,	$0.30	0.83

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

NOTE 7 – Related Party Transactions

On January the 19th, 2010 the company received $292,500 in the form of a promissory note payable without any notice, bonus or penalty from Mogul Energy Ltd., a company owned by the brother of the President of the Company.  Interest payments were CAD$10,000 per month for the period of time in which the note was outstanding.  The promissory note was repaid on April 28, 2010 and interest paid was equivalent to US$32,972.

During the period the Company entered into a consulting contract with a related party to assist in the negotiations and related activities required to conclude the sale of the Excelaron asset (see Note 5) for CAD$4,000 per month for four months.  Total disbursements under this contract were equivalent to US$15,133.

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

Mogul Energy International, Inc.
Notes to the September 30, 2010 and 2009 Financial Statements

A further $76,667 was capitalized prior to April 25, 2008 and was subsequently assessed as impaired.  The corresponding accounts payable were assumed by EOH as a part of the Purchase and Sale agreement with Egypt Oil and Sea Dragon.

Saskatchewan Exploration Program

The Company commenced an exploration program in 2008 on its leased properties located in eastern Saskatchewan.

Ryerson 16-17-009-31W1M

The first well encountered a heavily oil stained, marginal reservoir within the Bakken interval.  This well has been suspended.  Subsequent to September 30, 2010 the Company’s managemnt decided to plug and abandon this well.

Walpole 8-3-11-32W1M

A second well was abandoned after encountering a wet zone at the Bakken reservoir level.

Reclamation costs and abandonment cost associated with the 2008 drilling program amount to $31,131 and were classified to accounts payable and capitalized under the full cost method to exploration and evaluation.  Due to their nature abandonment costs were reclassified during the current quarter to land reclamation expense.

Further exploration in Saskatchewan as been terminated due to expiration of the leased property, a lack of resources and falling oil prices.  The Company realized an impairment charge of $1,203,247 related to the expiration of substantially all leased property assets and their related acquisition costs previously capitalized on the balance sheet as Exploration and Evaluation.  A further impairment charge of $412,134 has been recognized for the dry hole and other related costs of the 2008 exploration program.  The suspended well costs have been recorded as a capitalized asset pending the determination of reserves.

The Company committed $43,488 during the period in order to commence reclamation work on the Warpole and subsequently the Ryerson drill sites.  We had expenses $23,030 on this project as of September 30, 2010 as a result of completing the clean-up and restoration of the Warpole site.  Subsequent to September 30, 2010 we committed to the plugging and abandoning the well at Ryerson.  This work is expected to be completed by the end of November 2010.

United States (Excelaron)

On February 12, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), a California company, whereby Excelaron agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  In substance the subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the Company would receive a 2% interest in Excelaron and 5% for each $250,000 above the $1,000,000 threshold.  As of March 31, 2010 the Company’s investment in Excelaron totaled $425,000,

On October 5, 2009 the Company entered a binding letter of intent with Vesta Capital Corp (“Vesta”), Excelaron and other parties pursuant to which we agreed to sell and assign our 40% interest in Excelaron in exchange for 38,500,000 common shares of Vesta (the “Vesta Shares”), as part of a qualifying transaction (collectively, the “Excelaron Transaction”) in accordance with the policies of the TSX Venture Exchange pursuant to which Vesta would become a publicly traded company on the TSX-V.  While the original agreement was not executed the parties continued to negotiate in good faith.

On January 12, 2010 the Company was party to a Definitive Agreement, whereby the Company was to relinquish its interest in Excelaron to Vesta Capital Corporation, a Canadian pool company on the TSX Venture Exchange (“TSX-V”) and United Hydrocarbon Corporation (“UHC”), a related company incorporated in Ontario, Canada as part of a Qualifying Transaction on the TSX-V.

Mogul Energy International, Inc.
Notes to the September 30, 2010 and 2009 Financial Statements

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

Upper Texas Gulf Coast

On June 29, 2010 the Company announced that it had signed a non binding Letter of Intent (“LOI”) with Powderhorn Energy, LLC and its financial partners (collectively “Powderhorn”).  Subject to additional agreements between both entities Powderhorn was to participate in the proposed drilling program offered by the Company along the Upper Gulf Coast.  The terms and conditions which would have constituted a binding agreement between the entities with respect to the transaction contemplated were being negotiated.  The termination date of the LOI was extended by mutual agreement beyond the original termination date of July 19, 2010.  Costs of $9,153 have been capitalized under the companies full cost policy for exploration and evaluation, the costs pertain to negotiations for mineral leases in the region.  On September 23, 2010 the Company announced it had cancelled the LOI with Powderhorn.  The Company also stated it had a commitment of funds from two additional sources to partially fund the drilling of the first two prospects in its current inventory of prospects.

Mogul is continuing with the acquisition of the necessary oil, gas and mineral leases on each of these initial prospects.  The requisite state permits to drill will be secured from the Texas Railroad Commission upon completion of the leasing and title clearance.

NOTE 9 - Commitments

Office Leases

The Company rents office space in Seattle, Washington on a month-to-month basis for $375 per month, and office space in Vancouver, British Columbia, Canada for CAD$1,314 per month.

As of January 1, 2010 the Company entered into a five year lease for  office space in Toronto, Canada at a monthly cost of CAD$8,838 (approximately US$8,424).

The Company also leased office space in California for $3,285 per month.  This lease expired on October 31, 2010 and was not renewed.

Mogul Energy International, Inc.
Notes to the September 30, 2010 and 2009 Financial Statements

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

In a notice dated March 2, 2010 a deposit for $36,706 had been requested by the Province of Saskatchewan’s Ministry of Energy and Resources related to the Oil and Gas Orphan Fund that is levied on non producing wells that require reclamation activities to be performed.  The Company has recorded a liability for this deposit under the Commitments and Contingencies account on the balance sheet.

Flow-through Financing

On June 30, 2008 the Company closed a private placement equity financing for aggregate gross proceeds of $950,000 comprised of 3,800,000 common shares issued by the Company on a “flow-through” basis issued at $0.25 per share.  Under the terms of the subscription agreement the Company renounced expenses to the investors under the “look-back provisions” allowable under the Canadian Income Tax Act (the “Act”) for CAD$872,150 of Canadian Exploration Expenses (“CEE”) to subscribers for the tax year ended December 31, 2008.  As of June 30, 2010 the Company had incurred $247,579 of allowable CEE expenditures while $624,571 of monies disbursed were not qualified CEE expenses.

Under the terms of the subscription agreement the Company has an obligation to indemnify the subscribers an amount equal to tax payable under the Act as a consequence of the failure of the Company to incur the full amount of the CEE too have been spent.

During the quarter ended September 30, 2010 the Company’s management estimated the likely liability of the indemnification clause of the subscription agreement to be approximately CAD$275,000 (US$266,750 equivalent at September 30, 2010).  This liability has been recorded on the Company’s balance sheet under the caption Commitments and Contingencies and has been expensed as deferred indemnity on the income statement.

NOTE 11 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended September 30, 2010.

Mogul Energy International, Inc.
Notes to the September 30, 2010 and 2009 Financial Statements

NOTE 12 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A”Canada
Additions during 2008:	-
Exploration	$832,035
Lease property acquisition costs	15,612
Less accumulated depreciation, depletion, amortization and impairment	(1,615,381)
Net book value December 31, 2008	$435,512
Additions: during 2009	62,720
Net book value December 31, 2009	498,232
Exploration	-
Reduced: during 2010	(18,993)
Net book value of Canadian Assets at September 30, 2010	479,239

Schedule “B”United States*
Cost at January 1, 2008	$-
Additions: payment for 40% of Excelaron (Contingent)	425,000
Reduction: repayment by Vesta to acquire interest in Excelaron	(425,000)
Additions: acquisition costs related to leases for oil and gas rights in Texas	13,605
Net book value of U.S. Assets at September 30, 2010	$13,605

NOTE 13 – Subsequent Events

On October 22, 2010 the Company’s Board of Directors granted, pursuant to the Company’s 2007 Stock Option Plan, nonqualified stock options (NQSO”) for the purchase of up to an aggregate of 2,850,000 shares of its common stock at a purchase price of $0.05 per share.

The closing price of the Company’s common stock on the date of grant was $0.04.  The options vested on the date of grant and have a term of 5 years.  The Board of Directors also terminated options held by three individuals to purchase up to an aggregate of 1,400,000 shares of the Company’s common stock at a price of $0.30 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relates to future events and/or our future financial performance.  Generally, you can identify forward-looking statements by terminology such as “intends,” "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", or "potential" or the negative of these terms or other comparable terminology.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  These statements reflect only our current expectations and involve known and unknown risks, uncertainties and other factors, many of which are unforeseen, including the risks in Item 1A entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Milestones

On February 11, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), a California company, whereby Excelaron agreed to permit the Company to subscribe for a 40% Members Percentage Interest.  In substance the subscription of this interest was contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron had entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the company would receive a 2% interest in Excelaron and a 5% for each $250,000 above $1,000,000.

On September the 9, 2009 the Company entered into an Extension Agreement with Excelaron LLC to extend the time for the Company to make the capital contribution that was subject to the Agreement dated February 11, 2009 between the Company and Excelaron.  On September 25, 2009 the Company made a payment of $100,000 under the agreement and an additional payment subsequent to the period end of $150,000.  The Extension Agreement requires that within 60 days of the execution of the agreement, subject to being extended for a period of up to an additional 45 days if necessary, a further $1,000,000 payment be made.  Subsequently, upon issuance of the Environmental Impact Report approving the Huasna Project a final payment of $875,000 was to be paid.  For more information, see the Company’s Current Report on Form 8-K filed on October 2, 2009.

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

On September 23, 2010 the Company announced it had cancelled the LOI with Powderhorn.  The Company also stated it had a commitment of funds from two additional sources to partially fund the drilling of the first two prospects in its current inventory of prospects.

Material Changes in Financial Condition and Results of Operations

Selected Quarterly Financial Information

	September 30, 2010	September 30, 2009
Cash	299,648	878
Investments	84,607	498,637
Working capital	453,516	260,736
Total assets	984,030	1,315,340
Total Liabilities	342,262	293,860
Shareholders' equity	641,768	1,021,480
Share capital	7,351,485	7,113,281
Weighted average common shares outstanding	57,445,987	57,445,987
Retained loss	(6,875,273)	(6,735,083)
Cash flow from operations	(956,814)	(1,328,446)
Net income gain (loss)	(153,368)	(609,476)
Loss per share	(0.00)	(0.00)

Cash at September 30, 2010 was to $299,648 ($878 – September 30, 2009).  This is cash remaining since the sale of the 40% Membership Interest in Excelaron (“Excelaron Interest”) for the equivalent of $1,000,000 at the time of sale.  Over the nine month period $442,500 of loans from shareholders was repaid and accounts payable was reduced to $37,669 ($266,362 – September 30, 2009).  The company also received $425,000 as the repayment of a loan receivable from Vesta.

The company also recorded a liability of $266,750 pertaining to the June 30, 2008 private placement equity financing (“2008 private placement)” for aggregate gross proceeds of $950,000 comprised of 3,800,000 common shares issued by the Company on a “flow-through” basis.  Under the terms of the subscription agreement the Company renounced expenses to the investors under the “look-back provisions” of the Canadian Income Tax Act (the “Act”) for CAD$872,150 of Canadian Exploration Expenses (“CEE”) to subscribers for the tax year ended December 31, 2008.  As of June 30, 2010 the company had incurred $247,579 of allowable CEE expenditures while $624,571 of monies disbursed were not for qualified expenses.

Under the terms of the subscription agreement the Company has an obligation to indemnify the subscribers an amount equal to taxes payable under the Act as a consequence of the failure of the Company to incur the full amount of the CEE too have been incurred.

During the quarter ended September 30, 2010 the Company’s management estimated the likely liability of the indemnification clause of the subscription agreement to be approximately CAD$275,000 (US$266,750 equivalent at September 30, 2010).  This liability has been recorded on the Company’s balance sheet under the caption Commitments and Contingencies and has been expensed as a deferred indemnity charge on the income statement.

A deposit for $36,706 has been requested by the Province of Saskatchewan’s Ministry of Energy and Resources related to the Oil and Gas Orphan Fund that is levied on non producing wells that require reclamation activities to be performed.  The Company has recorded a liability for this deposit under the Commitments and Contingencies account on the balance sheet.  This liability will increase by CAD$5,550 per year to a total liability of CAD$49,500 or until we file an “Acknowledgement of Reclamation” which is expected to be filed next spring at which time any deposit having been made will be repaid to the company.

At September 30, 2010, we had total assets of $984,030 as compared to $1,315,340 for the comparable quarter in 2009.  The decrease in total assets was largely a result of the decrease of Exploration and evaluation assets due to the sale of our Excelaron Interest, a capitalized asset that had a book value of $425,000.  We also reduced our holdings of shares of Sea Dragon Energy Inc., classified as investments held for sale to 300,000 shares with a fair market value of $84,607 compared to 1,386,000 shares last year with a fair market value of $498,637.  These decreases in assets were partially offset by cash received as a result of the sale of Excelaron.

Cash outflow from operating activities was $956,814; the largest component of this is attributable primarily to deductions associated with the gain on the investment held for sale and the Excelaron Interest, $310,931 and $575,000 respectively.  The recognition of $304,593 for Commitments and Contingencies had a large impact on cash outflows for operations ($1,328,446 loss –September 30, 2009).

The Company reported a net loss of $153,368 for the nine month period ended September 30, 2010, compared to a net loss of $609,476 for the comparable quarter in 2009.  This difference is attributable to gains on the sale of investments held for sale and the sale of the Excelaron Interest.

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Expenses
General & Administration:
Interest expense	32,972	-
Internet and telephone	9,659	10,258
Lease reclamation expenses	59,737	-
Professional fees	190,998	191,562
Realized foreign exchange loss	23,404	(1031	)-
Rent	61,079	47,210
Tax on flow-through funds	18,722	25,168
Travel & promotion	85,558	88,729
Wages	234,794	183,038
Other	55,626	99,813
Total General and administration expenses	(772,549)	(644,747)
Deferred indemnity charge	(266,750)	-
Gain on disposition EWA	-	-
Gain on sale of held for sale	310,931	22,406
Gain on sale of Excelaron 40% Membership Interest	575,000	-
Service revenue	-	12,865
Net Income	(153,368)	(609,476)

General expenses for the six months ended September 30, 2010 increased to 772,549 over the corresponding period in 2009 ($644,747 - September 30, 2009).

The company paid US$32,972 in interest during the nine month period on a promissory note received from a related party for $292,500.  The promissory note was repaid on April 28, 2010 (no comparable amount was recorded for September 30, 2010).

The Company has incurred reclamation costs in Saskatchewan of which $23,030 have been incurred on work performed and $36,706 has been incurred as contingency to the Ministry of Energy and Resources as noted above, $31,312 of the amount of the contingency was reclassified due to its nature from the full cost asset account to an expense in the period.

Realized foreign exchange losses were considerably higher for this period compared to last and is due to the appreciation of the Canadian dollar payables paid over the nine month period as compared to a $1,031 gain for the comparable period in 2009.

A tax assessed on flow through funds is based on the amount of funds not spent on eligible CEE per month.  The company had recorded an accrual of $25,168 at September 30, 2009 and an additional amount to September 30, 2010 for a further $18,722 in accordance with the regulations governing flow through financing in Canada and is in relation to the 2008 private placement.

Wages have increased by $51,756 as the Company has brought on additional directors, staff and consultants to gain more expertise for the Company’s new focus on the Upper Texas Gulf Coast.

Other consists of expenses for general office operations, courier and postage, transfer agent fees filing fees and miscellaneous costs.

The Company has incurred a deferred indemnity charge related to the 2008 private placement described above.

Subsequent Events

On October 22, 2010 the Company’s Board of Directors granted, pursuant to the Company’s 2007 Stock Option Plan, nonqualified stock options (NQSO”) for the purchase of up to an aggregate of 2,850,000 shares of its common stock at a purchase price of $0.05 per share.

The closing price of the Company’s common stock on the date of grant was $0.04.  The options vested on the date of grant and have a term of 5 years.  The Board of Directors also terminated options held by three individuals to purchase up to an aggregate of 1,400,000 shares of the Company’s common stock at a price of $0.30 per share.

We have suffered recurring losses from operations.   The cumulative deficit since inception amounts to $6,875,273.  The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No information is provided under this Item because the Company is a smaller reporting company.

Item 4T.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being September 30, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of September 30, 2010, as the result of the material weaknesses, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  For more information, see Item 9A – Controls and Procedures – in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Between January 1, 2010 and September 30, 2010, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

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

Dated:  November 19, 2010