Form 10-K
period 2010-12-31
Mogul Energy International, Inc.
filed 2011-04-15
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-138806

MOGUL ENERGY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0461623
State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 Wilcrest Drive, Suite 405, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(713) 784-2446

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as at December 31, 2010, based on the average bid and asked price of such common equity as quoted on the Over-the-Counter Bulletin Board (OTCBB) on December 31, 2010 (average was $0.03), was $1,407,192.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.    As of March 24,2011, there were 57,445,987 common shares outstanding.

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

The Company

We are a Delaware corporation formed on July 25, 2005.  Our principal place of business is located at 2500 Wilcrest Drive, Suite 405, Houston, Texas.  We also maintain offices in Vancouver, British Columbia and Toronto, Ontario, Canada.

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

Description of Business

We are focused on the acquisition and operation of properties with potential for hydrocarbon (oil and gas) development.  Our business strategy is to conduct exploration on our current properties for hydrocarbons and expand our business through development of those properties and, if warranted, the acquisition and development of other properties that have:

▪	Low entry cost as measured on a dollar per barrel for proven and potential reserves;

▪	Ready access to infrastructure allowing for production within a short time period without significant capital commitments; and

We currently use third-party providers to engage in most if not all of any oil and gas producing activities in which we may engage if our properties reveal the potential for such activity in the future.

Texas, United States

Stafford Prospect, Jackson County, Texas

On November 26, 2010, we entered into a Joint Operating Agreement and a Participation Agreement with C. H. Squyres Family, LLC, Fossil Oil Company LLC and certain other individuals who are signatories thereto to develop an extension to the La Ward NE Field in Jackson County (Stafford Prospect).  The agreement provided for the shared costs in the acquisition of oil and gas leases in the Stafford Prospect.  As operator, we  participate in the drilling of the initial well with an 8.89% working interest and will acquire a 6.11% promoted interest resulting in our having a 15.00% working  interest upon the successful completion of the initial well drilled on the property.  Each participant would also pay the same percentage costs for the next well as was paid on the first well.

On March 6th, 2011, we completed the drilling of the Stafford Well #1 at the La Ward NE Field area in Jackson County, Texas.  The well was drilled to a total depth of 7,400 feet.  Initial open-hole logging indicates multiple productive zones from the Frio formation with both oil and gas shows.  The deepest prospective oil zone shows a structural sand 10 feet higher to an offsetting productive well with a sand thickness of 5 ½ feet with a 33% porosity and 20% water saturation.  Additional tests and analysis of the several other productive zones will continue while the casing is installed, cemented and surface equipment are put into place.  Mogul will evaluate the results of this well for potential offsetting location.

North Pasture Prospect – San Patricio County, Texas

On December 8, 2010 we entered into a Joint Operating Agreement and a Participation Agreement with Global Oil and Gas Resources Inc., Dolimiti Partners LLC, Indian Lane Asso., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto for the first prospect known as the North Pasture Prospect in San Patricio County, Texas.  Subject to the continued acquisition of the mineral leases in the area, we, as operator, would pay no proportionate cost for the drilling of the well and would earn a 25% net working interest upon the successful completion of the initial well.

To date we are still working to acquire oil and gas rights in the designated an Area of Mutual Interest covering a one mile distance from the North Pasture Contract Acreage Area of San Patricio County, Texas.

Saskatchewan Exploration Program

We do not plan on any further exploration in Saskatchewan due to the expiration of our mineral leases.  Our Ryerson 16-17-009-31W1M well, previously suspended after encountering a heavily oil stained, marginal reservoir within the Bakken interval, was determined by management to be uneconomical and it has been plugged and abandoned.  On December 31, 2010 an impairment charge $523,558 has been made against previously capitalized costs.

Material Asset Purchases and Sales

On February 12, 2009, we had acquired a 40% interest (the “Excelaron Interest”) in Excelaron LLP, a privately held company based in California (“Excelaron”). The acquisition was contingent upon our making a capital contribution of $2,300,000 in installments over a specified period.  After making payments of $425,000 we engaged in assign our interest to other parties better positioned to capitalize on this asset in exchange for either shares or cash.

On March 26, 2010, a Qualifying Transaction Agreement was executed (the “Amended Qualifying Transaction Agreement”) pursuant to which we agreed to accept, an aggregate of $1,000,000 Canadian Dollars (less $150,000 in debt financing repaid and $87,900 in legal and consulting fees) and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.  The agreement was consummated on April 30 of 2010.

See also “ITEM 8B. OTHER INFORMATION” below.

We presently continue to seek out property acquisitions in the United States and to dispose of property interests in which we no longer have any exploratory or development interest.

Employees

As of December 31, 2010, we had two full time employees.  We hire part-time employees and/or independent consultants as required.  We will continue to rely on independent contractors as needed.  If we are successful in any future drilling programs, we may retain additional employees or consultants or convert existing consultants into full time employees as may be required.

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

We were organized on July 25, 2005; since inception we have a history of operating losses, and a $7,650,718 accumulated deficit through December 31, 2010.  We expect to incur substantial operating losses for the foreseeable future, as well.

We may not be able to continue without additional capital to fund our operations.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future.

If we are unable to become profitable and cannot generate cash flow from our operating activities, we may be required to raise additional capital or debt to fund our operations. Such financing may be unavailable when needed or may not be available on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our current stockholders will be reduced, and these securities may have rights superior to those of our common stock.

We have a limited operating history which makes your evaluation of our business difficult.

We are in the exploration and development stage of our business. We have engaged in preliminary, exploratory activities, review of data pertaining to our properties, the establishment of initial exploration plans, and the drilling of five (5) wells. Our preliminary exploratory activities have, to date, resulted in one “dry-hole” drilled on the Fairlight Prospect, and two dry holes in our Freehold properties and one non-commercial hole drilled on the EWA Concession, Egypt. We have discontinued our efforts in Saskatchewan, Canada and Egypt.  Our current focus has been on the Upper Gulf Coast of Texas and initial activities have met with the successful drilling and preliminary testing of our first well in the program that we anticipate will begin production in the second quarter of 2011.  We have a very limited operating history upon which you can evaluate our business and prospects.  Accordingly, you should consider and evaluate our business prospects by considering the risks associated with our early stage status and lack of operational experience.

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

Numerous risks affect our drilling activities, including the risk of drilling non-productive wells or dry holes. To date, we have completed drilling on five wells – three on the Fairlight Prospect and Freehold properties in Saskatchewan and one on the EWA Concession in Egypt – four wells were non-commercial “dry holes.”.  The fifth well on the Upper Gulf Coast in Texas was drilled subsequent to the year ended December 31, 2010 and initial logging indicates multiple productive zones with both oil and gas shows.  We anticipated production from this well to be initiated in the second quarter of 2011.  The cost of drilling, completing and operating wells, and of installing production facilities and pipelines is often uncertain.  Also, our drilling operations could diminish or cease due to a number of factors, including any of the following:

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

To date we have not established reserves on any of our properties; in fact, of the five wells on which we completed drilling, four were “dry holes,” and one is under evaluation.  We do not plan on implementing further exploratory activities on our Freehold Properties in the future. While our strategy has shifted to acquire interest and operate oil and gas properties that have existing reserves initially in the Upper Gulf coast region of Texas, there is no guarantee that such activities will lead to the identification of additional drill sites or, if identified and wells are drilled, that we will find reserves that we can economically produce. Future drilling activities will subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only as a result of dry holes, which we have experienced, but also from productive wells that do not produce sufficient oil to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and not all wells produce oil and gas. As a result, we may not recover all or any portion of our investment.

If we do not establish reserves and or obtain additional financing, we may not be able to satisfy our substantial capital requirements and may be required to cease or curtail our operations.

If we identify additional drilling targets, we will require substantial capital to continue our exploration efforts and to acquire oil and gas interests; we currently need to fund our 2011 capital and exploration budget;

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

Our oil and gas operations in United States, Canada (and previously Egypt) are subject to local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

If we do not adequately manage the risks associated with conducting business in foreign countries our business operations will suffer.

A smaller part of our business strategy is to seek to acquire and develop leases and operations in foreign countries if such opportunities provide a significant return on investment. If we are able to implement such strategy, we may experience difficulty in managing international operations as a result of technical problems, distance, language and cultural differences. There are significant risks inherent in doing business on an international level, such as, political and economic instability, civil unrest, crime, unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in foreign currency exchange rates, longer payment cycles, problems in collecting amounts due, difficulty in enforcing contracts, seasonal fluctuation in business activity and potential adverse tax consequences. If any of such risks materialize we may have little or no ability to manage them or avert any consequences there from and our business may suffer as a result.

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

Although we currently maintain insurance against potential losses and unexpected liabilities, the amount of such insurance coverage may not be sufficient to cover all such losses and liabilities.

Our operations are subject to inherent casualty risks such as blowouts, fires, explosions and marine hazards. If any such event occurred, we could be subject to substantial financial losses due to personal injury, property damage, environmental discharge, or suspension of operations. The impact on us of one of these events could be significant. Although we currently maintain insurance against potential losses and unexpected liabilities, there is no assurance that the amount of such coverage will be adequate to protect us against all operational risks.

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

To a large extent, we depend on the services of the founders of the Company, and other senior management, advisors, joint partners and personnel. These individuals have critical and unique knowledge of our operations that facilitate the evaluation and acquisitions of existing and potential properties in Canada and the United States.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  We do not have key man insurance on any of our employees.  The loss of these experienced personnel could have a material adverse impact on our financial condition or operations, including our ability to compete in Canada.

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

A number of our directors and officers are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

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

Risks Related to our Common Stock

Our stock price historically has been volatile and may continue to be volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, many of which are beyond our control, include, in addition to other risk factors described in this section, the announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and general economic, industry and market conditions may have a significant impact on the market price of our stock. In addition, the future sales of shares of our common stock by our shareholders, the holders of our outstanding warrants and options, and us could have an adverse dilutive effect on our outstanding shares and the market price of such shares.

The trading price of our common stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general economic conditions, market demand for our common stock, and various other events or factors both in and out of our control. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock. To the extent our stock price fluctuates and/or remains low, it could cause you to lose some or all of your investment and impair our ability to raise capital through the offering of additional equity securities.

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

Our Common Stock is quoted on the Over-The-Counter Bulletin Board and, accordingly, it may be difficult for you to sell your shares or you may not be able to sell your shares for an optimum trading price.

Our common stock is quoted on the Financial Industry Regulatory Authority’s Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “<>.” The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and trade volumes in over-the-counter securities. Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price quoted by the OTCBB at the time of the order entry.

Orders for OTCBB securities may not be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock must be sold immediately. Further, purchasers of securities on the OTCBB may not have an ask price for securities sold through the OTCBB. Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

Sales practice requirements of the Financial Industry Regulatory Authority (“FINRA”) may also limit a shareholder’s ability to buy and sell our stock.

In addition to the penny stock rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our Offices

Our principal office is located at 2500 Wilcrest Drive, Suite 405, Houston, Texas, 77042.  This is an 18 month sub lease agreement, at a cost of $1,193 per month, until June 30, 2012.

We also have administrative offices located at 207 West Hastings Street, Suite 1111, Vancouver, British Columbia, Canada V6B 1H7.  We sublet office space from a related party for $1,313 per month, renewable annually.

Additionally, we have an office at Suite 201, 47 Colborne St., Toronto, Ontario, Canada M5E 1P8.  This is a five year lease at a monthly cost of $8,417.

Our premises are adequate for our current operations, and we do not anticipate that we will acquire or lease additional premises in the foreseeable future. See Note 7 to Financial Statements.

Our Oil and Gas Properties

Texas, United States

Stafford Prospect, Jackson County, Texas

On November 26, 2010, we entered into a Joint Operating Agreement and a Participation Agreement with C. H. Squyres Family, LLC, Fossil Oil Company LLC and certain other individuals who are signatories thereto to develop an extension to the La Ward NE Field in Jackson County (Stafford Prospect).  The agreement provided for the shared costs in the acquisition of oil and gas leases in the Stafford Prospect.  As operator, we  participate in the drilling of the initial well with an 8.89% working interest and will acquire a 6.11% promoted interest resulting in our having a 15.00% working  interest upon the successful completion of the initial well drilled on the property.  Each participant would also pay the same percentage costs for the next well as was paid on the first well.

On March 6th, 2011, we completed the drilling of the Stafford Well #1 at the La Ward NE Field area in Jackson County, Texas.  The well was drilled to a total depth of 7,400 feet.  Initial open-hole logging indicates multiple productive zones from the Frio formation with both oil and gas shows.  The deepest prospective oil zone shows a structural sand 10 feet higher to an offsetting productive well with a sand thickness of 5 ½ feet with a 33% porosity and 20% water saturation.  Additional tests and analysis of the several other productive zones will continue while the casing is installed, cemented and surface equipment are put into place.  Mogul will evaluate the results of this well for potential offsetting locations.

North Pasture Prospect – San Patricio County, Texas

On December 8, 2010 we entered into a Joint Operating Agreement and a Participation Agreement with Global Oil and Gas Resources Inc., Dolimiti Partners LLC, Indian Lane Asso., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto for the first prospect known as the North Pasture Prospect in San Patricio County, Texas.  Subject to the continued acquisition of the mineral leases in the area, we, as operator, would pay no proportionate cost for the drilling of the well and would earn a 25% net working interest upon the successful completion of the initial well.

To date we are still working to acquire oil and gas rights in the designated an Area of Mutual Interest covering a one mile distance from the North Pasture Contract Acreage Area of San Patricio County, Texas.

Saskatchewan Exploration Program

We do not plan on any further exploration in Saskatchewan due to the expiration of our mineral leases.  Our Ryerson 16-17-009-31W1M well, previously suspended after encountering a heavily oil stained, marginal reservoir within the Bakken interval, was determined by management to be uneconomical and it has been plugged and abandoned.  On December 31, 2010 an impairment charge $523,558 has been made against previously capitalized costs.

Material Asset Purchases and Sales

On February 12, 2009, we had acquired a 40% interest (the “Excelaron Interest”) in Excelaron LLP, a privately held Company based in California (“Excelaron”). The acquisition was contingent upon our making a capital contribution of $2,300,000 in installments over a specified period.  After making payments of $425,000 we engaged in assigning our interest to other parties better positioned to capitalize on this asset in exchange for either shares or cash.

On March 26, 2010, an Amended Qualifying Transaction Agreement was executed  pursuant to which we agreed to accept, an aggregate of $1,000,000 Canadian Dollars (less $150,000 in debt financing repaid and $87,900 in legal and consulting fees) and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.  The agreement was consummated on April 30 of 2010.
ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the period of this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MGUY,” and on the Frankfort Stock Exchange under the symbol BKX.  As of March 24, 2011, there were 57,445,987 common shares issued and outstanding.

Our stock began trading on the OTCBB on July 11, 2007.  The following table sets forth the range of high and low bid information for our Common Stock for the periods indicated below. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

OTC Bulletin Board Sales Prices for MGUY
Quarter Ended	High	Low
March 31, 2009	0.07	0.02
June 30, 2009	0.07	0.02
September 30, 2009	0.06	0.02
December 31, 2009	0.08	0.04
March 31, 2010	0.08	0.03
June 30, 2010	0.04	0.02
September 30, 2010	0.04	0.02
December 30, 2010	0.05	0.02

The closing price of our stock on March 31, 2011 was $0.05.

Holders

As of December 31, 2010, there were at least 113 shareholders of record of the Company’s

December 31, 2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)

Options outstanding at beginning of period	2,250,000	$0.30	2.67
Options issued during the period	2,850,000	0.05	4.81
Exercised	-	-	-
Forfeited	(2,250,000)	0.30	-
Expired	-	-	-
Outstanding at the end of period	2,850,000	$0.05	4.81

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

 On October 22, 2010, the 2,250,000 previously granted options were cancelled, and 2,850,000 fully vested stock options were granted to directors, officers, employees and contractors of the Company.  These options will expire on October 22, 2015.  The fair value of the options is $0.04 calculated using the Black-Scholes method:  risk free rate 1.1%, share price $0.04, strike price $0.05, volatility 215%, and dividend yield 0.00.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities since the Company’s last report of such sales in the Current Report on Form 8-K filed on June 16, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

The Company is a “smaller reporting Company,” as defined by Rule 229.10(f)(1) (Regulation S-K), and is not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our strategy is to acquire interest in, and/or to operate oil and gas properties that have existing or the high potential of oil and or natural gas reserves.  Existing well bores with proven oil and gas reserves can usually be purchased for a fraction of the original cost to drill and complete a new well. Property purchased with proven reserves reduce the risk of not finding hydrocarbons and are economically viable to develop due to the elimination of the associated cost of finding the hydrocarbons. After the property has been purchased, the primary cost for establishing new production is the re-completion cost.

We have shifted our focus to acquiring leases and operating joint venture projects in the state of Texas, United States.  We do not plan on any further exploration in Saskatchewan, Canada other than to complete reclamation activities required in the abandonment and relinquishment of our leases in the Province.

Cash Requirements

On April 30, 2010 the Amended Qualifying Transaction Agreement was executed pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of $1,000,000 Canadian Dollars less $150,000 in debt financing repaid and $87,900 in legal and consulting fees.  The Company also received the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

Further cash requirements may be necessary should we wish to participate in further development of the Stafford prospect.  These funds may be raised through equity financing, debt financing, the sale of assets, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Selected Annual Financial Information

	2010	2009
Cash	65,085	7,481
Securities available for sale	102,052	625,961
Working capital	270,582	263,269
Total assets	376,567	1,622,400
Shareholders' equity	6,924	1,216,502
Share capital	7,643,985	7,218,747
Weighted average common shares outstanding	57,445,987	57,,445,987
Accumulated deficit	(7,650,718)	(6,721,905)
Cash flow from operations	(1,158,444)	(1,102,986)
Net loss	(928,812)	(596,299)
Loss per share	(0.02)	(0.01)

As at December 31, 2010 we had total assets of $376,567 as compared to $1,622,400 as at December 31, 2009.  Working capital at December 31, 2010 was $270,582 (working capital at December 31, 2009  $262,269).  The decrease in assets is due to the sale and write-down for impaired capitalized assets capitalized assets in our 40% Saskatchewan respectively.

As of year-end December 31, 2010, we had current liabilities of $69,643 relative to current liabilities of $405,898 at December 31, 2009.  Our total liabilities increased due to an accrued $300,000 for the potential claims, which may arise because of possible reassessments denying personal tax deductions to the investors in connection with funds raised in 2008 on a flow-though basis (see Financial Statements Note 6).

	Year ended December 31, 2010	Year ended December 31, 2009
Expenses
General & Administration:
Internet and telephone	14,067	12,315
Professional fees	111,460	216,434
Rent	59,590	48,998
Employee stock options	114,000	-
Flow-through financing tax	18,722	34,702
Travel & Promotion	127,856	119,289
Realized foreign exchange loss	23,419
Wages	345,920	215,820
Other	94,257	107,952
Total General and administration expenses	(909,291)	(790,211)
Impairment oil and gas properties	(523,558)	-
Gain on disposition of exploration property	487,106	-
Gain on sale of securities available for sale	310,931	181,048
Deferred indemnity (contingency)	(300,000)
Service revenue	-	12,866
Net loss	(934,812)	(596,299)

For the year-ended, 2010 total general and administrative costs were $909,291 compared to $790,211 in the prior year.

Internet and telephone charges increased 14% year over year.  Professional fees decrease from $216,434 in the prior year to $111,460 in 2010.

Professional fees decreased as the Company employed far fewer third party services than in 2009.

Rent expenses have increased by $10,592 due to rate increases at the Vancouver office.

During the period we issued 2,850,000 stock options with a fair value of $0.04 calculated by the Black Scholes method, this equated to an expense of $114,000, there was no similar expense in the prior period.

Travel and Promotions costs increased slightly to $12,785 for 2010 compared to $119,289 in the prior year.  Travel and promotions costs increased as business activity began to emerge from the global economic downturn.

Wages increased to $345,920 in 2010 compared to $215,820 in 2009 due to the use and hiring of individuals with expertise in oil and gas development in the State of Texas.

The Ryerson 16-17-009-31W1M in Saskatchewan had oil shows in a core sample taken in 2008.  This well was subsequently suspended pending further evaluation.  As of December 31, 2010 the Company determined the well uneconomical and it has been plugged and abandoned.  An impairment charge $523,558 has been made against previously capitalized costs.  There were no similar impairment costs in the prior comparable period.

In 2010 we had a net gain on the sale of our 40% interest in Excelaron of $487,106.  There were no similar gains on dispositions of exploration property in the comparable prior period.

In 2010 we sold 916,000 shares of securities available for sale for a gain of 310,931 as compared to a gain of $181,048 on the sale of 2,784,000 common shares in 2009.  This was due to the increase in the price of the security held in 2010 and an improved economic outlook in the oil and gas industry as prices have continued to rise from levels in the prior year.

Cash from operations in 2010 was down slightly to $1,050,445 compared to $1,102,986 in the prior year.  Accounts payable and accrued expenses and other payables used up more of our cash than at the year ended December 31, 2009.  The use of cash for other receivables was higher due to receivables for past sub leases payments and an overpayment for a required deposit in the State of Texas compared to being a source of cash in 2009.  While the use of cash for prepaid expenses and deposits higher due to deposits required in the State of Texas as well and for increased prepaid insurance expenses.

Investing activities were a source of cash in 2010 due the disposition of exploration property.  Price increase on the sales of securities also yielded cash proceeds.  In 2010, cash from investing activities was $1,256,099 compared to $155,460 in the comparable period in 2009.

There was a cash outflow of $145,320 from financing activities, due to the repayment of loans from shareholders from 2009

Milestones

During the year ended December 31, 2010

Texas, United States

Stafford Prospect, Jackson County, Texas

On November 26, 2010, we entered into a Joint Operating Agreement and a Participation Agreement with C. H. Squyres Family, LLC, Fossil Oil Company LLC and certain other individuals who are signatories thereto to develop an extension to the La Ward NE Field in Jackson County (Stafford Prospect).  The agreement provided for the shared costs in the acquisition of oil and gas leases in the Stafford Prospect.  As operator, we  participate in the drilling of the initial well with an 8.89% working interest and will acquire a 6.11% promoted interest resulting in our having a 15.00% working  interest upon the successful completion of the initial well drilled on the property.  Each participant would also pay the same percentage costs for the next well as was paid on the first well.

On March 6th, 2011, we completed the drilling of the Stafford Well #1 at the La Ward NE Field area in Jackson County, Texas.  The well was drilled to a total depth of 7,400 feet.  Initial open-hole logging indicates multiple productive zones from the Frio formation with both oil and gas shows.  The deepest prospective oil zone shows a structural sand 10 feet higher to an offsetting productive well with a sand thickness of 5 ½ feet with a 33% porosity and 20% water saturation.  Additional tests and analysis of the several other productive zones will continue while the casing is installed, cemented and surface equipment are put into place.  Mogul will evaluate the results of this well for potential offsetting locations.

North Pasture Prospect – San Patricio County, Texas

On December 8, 2010 we entered into a Joint Operating Agreement and a Participation Agreement with Global Oil and Gas Resources Inc., Dolimiti Partners LLC, Indian Lane Asso., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto for the first prospect known as the North Pasture Prospect in San Patricio County, Texas.  Subject to the continued acquisition of the mineral leases in the area, we, as operator, would pay no proportionate cost for the drilling of the well and would earn a 25% net working interest upon the successful completion of the initial well.

To date we are still working to acquire oil and gas rights in the designated an Area of Mutual Interest covering a one mile distance from the North Pasture Contract Acreage Area of San Patricio County, Texas.

Saskatchewan Exploration Program

We do not plan on any further exploration in Saskatchewan due to the expiration of our mineral leases.  Our Ryerson 16-17-009-31W1M well, previously suspended after encountering a heavily oil stained, marginal reservoir within the Bakken interval, was determined by management to be uneconomical and it has been plugged and abandoned.  On December 31, 2010 an impairment charge $523,558 has been made against previously capitalized costs.

Material Asset Purchases and Sales

On February 12, 2009, we had acquired a 40% interest (the “Excelaron Interest”) in Excelaron LLP, a privately held company based in California (“Excelaron”). The acquisition was contingent upon our making a capital contribution of $2,300,000 in installments over a specified period.  After making payments of $425,000 we engaged in assigning our interest to other parties better positioned to capitalize on this asset in exchange for either shares or cash.

On March 26, 2010, an Amended Qualifying Transaction Agreement was executed  pursuant to which we agreed to accept, an aggregate of $1,000,000 Canadian Dollars (less $150,000 in debt financing repaid and $87,900 in legal and consulting fees) and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.  The agreement was consummated on April 30 of 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending December 31, 2011.

Liquidity and Capital Resources

We have no current arrangements with any party to supplement our operations or provide us with financing in the future.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.
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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements for the period ended December 31, 2010, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As at December 31, 2010, we do not have any proved reserves.

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

Mogul Energy International, Inc.

Financial Statement Index

Mogul Energy International, Inc.
Balance Sheets
(expressed in U.S. dollars)
Audited

	December 31, 2010	December 31, 2009
Assets:
Current
Cash	$65,085	$7,481
Other receivables	72,611	18,210
Prepaid and deposits	100,477	47,517
Securities available for sale	102,052	625,961
Total current assets	340,225	669,167
Non-current
Exploration and evaluation	36,342	923,232
Total Assets	$376,567	$1,622,400

Current Liabilities:
Accounts payable	$31,537	$217,435
Accrued expenses and other payables	38,106
Bank overdraftness		43,143
Loans from shareholders	-	145,320
Total current liabilities	69,643	405,898
Contingencies and commitments	300,000	-
Total Liabilities	369,643	405,898

Shareholders’ Equity:
Accumulated deficit	$(7,656,718)	$(6,721,905)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 12/31/10 and 12/31/09)	5,744	5,744
Additional paid-in capital	7,638,241	7,213,003
Warrants & Options:	114,000	425,238
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(151,187)	(148,458)
Other comprehensive income (loss)	56,844	442,880
Total Shareholders’ Equity	6,924	1,216,502
Total Shareholders’ Equity and Liabilities	$376,567	$1,622,400

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Statements of Operations
For the Years Ended December 31, 2010 and 2009
 (expressed in U.S. dollars)
Audited

	Year Ended December 31, 2010	Year Ended December 31, 2009
Expenses:
General and administrative	$(909,290)	$(790,211)
Deferred indemnity (contingency)	(300,000)	-
Impairment of oil and gas properties	(523,558)	-
Other income and expenses
Revenue for services	-	12,866
Gain on disposition exploration property	487,106	-
Gain on sale of securities available for sale	310,931	181,048
Net income (loss) for the periods	$(934,813)	$(596,299)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$(386,035)	$488,506
Foreign exchange adjustment	(2,729)	(35,564)
Total other comprehensive gain (loss) for the periods	$(388,764)	$452,942

Total comprehensive net gain (loss) for the periods	$(1,323,577)	$(143,357)

Basic earnings (loss) per share	$(0.02)	$(0.01)

Weighted average common shares outstanding	57,445,987	57,445,987

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Statement of Shareholders’ Equity
(expressed in U.S. dollars)
Audited

	Number of Common shares	Par Value	Additional Paid in Capital	Warrants & Options	Other. Income	Accumulatd deficit	Totals
12/31/2008 Balances	57,445,987	$5,744	$7,066,537	$571,704	$(158,520)	$(6,125,607)	$1,359,858
Translation adjustment	-	-	-	-	(35,564)	-	(35,564)
Unrealized gain on securities available for sale	-	-	-	-	488,506	-	488,506
Warrants – expired	-	-	146,466	(146,466)	-	-	-
Net (loss) for the period	-	-	-	-	-	(596,299)	(596,299)
12/31/2009 Balances	57,445,987	5744	7,213,003	425,238	294,422	(6,721,906)	1,216,501
Translation adjustment	-	-	-	-	(2,729)	-	(2,729)
Unrealized gain on securities available for sale	-	-	-	-	(386,034)	-	(386,034)
Warrants – expired	-	-	425,238	(425,238)	-	-	-
Stock Options – cancelled	-	-	-	-	-	-	-
Stock options – issued	-	-	-	114,000	-	-	114,000
Net (loss) for the period	-	-	-	-	-	(934,813)	(934,813)
12/31/2010 Balances	57,445,987	5,744	7,638,241	108,000	(94,342)	(7,650,718)	6,924

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Statements of Cash Flows
For the Year Ended December 31, 2010 and 2009
(Expressed in U.S. dollars)
Audited

	Year Ended December 31, 2010	Year Ended December 31, 2009
Operating Activities
Net income (loss) for periods	$(934,813)	$(596,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Options for services	114,000
Deferred indemnity (contingency)	300,000
Impairment for oil and gas properties	523,558	-
Gain on disposition of exploration Property	(487,104)	-
Gain on securities available for sale	(310,931)	(181,048)
Changes in non-cash working capital
Accounts payable	(185,898)	(341,827)
Accrued expenses and other payables	38,106
Other receivables (decrease) increase	(54,402)	33,959
Prepaid and deposits	(52,961)	(17,773)
Cash used in operating activities	$(1,050,445)	$(1,102,986)
Investing Activities
Bank overdraft	(43,143)	43,143
Proceeds – disposition of exploration property	912,104	-
Proceeds from securities available for sale	448,804	600,037
Exploration and evaluation	-61,666	(487,720)
Cash used for investing activities	$1,256,099	$155,460
Financing Activities
Loans from shareholders	(145,320)	145,320
Cash from financing activities	$(145,320)	$145,320
Foreign exchange adjustment	(2,729)	(35,564)
Increase (decrease) in cash during periods	57,605	(837,771)
Cash beginning of periods	7,480	845,251
Cash at end of periods	$65,085	$7,480
Interest and taxes paid during period	None	None

Schedule of Non-cash Transactions	2010	2009
Expiration of shareholder warrants	132,738	146,446-
Forfeited/cancelled employee stock options	292,500	-
Issuance of employee stock options	114,000	-

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

NOTE 1 - Organization and Nature of Business

Mogul Energy International, Inc. (Company), formed on July 25, 2005 as a Delaware corporation is engage in the business of oil and gas exploration.  The Company’s business activities included financing to acquire drilling prospects and exploration for oil and gas.

The Company’s strategy is to acquire interest, and/or to operate oil and gas properties that have existing reserves.  Existing well bores with proven oil and gas reserves can usually be purchased for a fraction of the original cost to drill and complete a new well. Property purchased with proven reserves reduce the risk of not finding hydrocarbons and are economically viable to develop due to the elimination of the associated cost of finding the hydrocarbons. After the property has been purchased, the primary cost for establishing new production is the re-completion cost.

NOTE 2 - Accounting Policies

Financial Statement Presentation and Going Concern

Beginning in 2010, the Company is no longer considered an exploration stage company for financial reporting purposes because it has had significant revenues from its intended principal business.

However, the Company has a history of operating losses, and a $7,650,718 accumulated deficit through December 31, 2010.  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations and to achieve profitable operations through successful exploration and development of oil and gas properties.

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

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for the exploration of its oil and gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, directly related overhead costs and related asset retirement costs and costs of drilling exploratory productive and non-productive wells into full cost pools on a country-by-country basis. At December 31, 2010 the Company currently has one full-cost pool located in the United States.

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

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

The Company did not apply a ceiling test in 2009 or 2010 because it is in the exploration stage and no proven reserves have been established.

Cost centers in the exploration stage are assessed at each reporting date to determine whether it is likely that the net costs, in aggregate, may be recoverable in the future.  Costs considered unlikely to be recovered are charged to earnings during the period.  Impairment charges of $479,249 were recorded for the year ended December 31, 2010, the impairment expense for 2010 related to properties in Saskatchewan Canada.

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

Cash

Cash consists of cash on deposit with high quality major financial institutions.  The carrying amounts approximate fair market value due to the liquidity of the deposits.  For the purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid instruments with maturities of less than 60 days at the time of issuance to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions; The Company believes credit risk associated with cash and cash equivalents to be minimal.

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

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

Securities available for sale

At December 31, 2010 the Company held 300,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is acco4unted for as held for sale. Any changes in the market value of these shares are reflected in other comprehensive income on the balance sheet, statement of operations and the Statement of Shareholders’ Equity.

Other Receivables

The Company’s Goods and Services Tax receivable was $18,210 at December 31, 2009 and $28,939 at December 31, 2010.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

Receivables also include $25,000 due to the Company for an overpayment of a required deposit with the state of Texas.

The Company also sub-leases office space in its Toronto office for which it expects to receive $18,372 in rent payments from these sub-leases.

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

The impact of the cumulative effect of the unrealized monetary adjustment is accounted for in the equity section of the balance sheet. This adjustment was $151,187 loss, and $148,458 loss for December 31, 2010 and December 31, 2009, respectively.  A realized foreign exchange loss of $23,420 was recognized in 2010 and was accounted for as an increase of general and administrative expenses.

Flow-through shares

The Company financed a portion of its exploration and development activities through the issuance of its common shares subject to certain flow-through provisions under the Canadian Income Tax Act.  Under the terms of the flow-through share agreements, the resource expenditure deductions for income tax purposes were renounced to investors in accordance with the appropriate income tax legislation (Canadian Income Tax Act).

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

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

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, which requires, among other things, that the Company can provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss carry-forward. Because of the uncertainties surrounding the realization of any economic benefit related to the deferred net loss carry-forward, no allowance account has been established so that no future benefit is reflected as an asset at December 31, 2010.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid and deposits, accounts payable and accrued liabilities

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

Finder’s fees and commissions paid to agents and underwriters incurred on the issuance of shares are charged directly to additional paid-in capital.

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

On June 30, 2008 the Company closed a private placement equity financing for aggregate gross proceeds of $950,000 comprised of 3,800,000 common shares issued by the Company on a “flow-through” basis issued at $0.25 per share pursuant to the income tax laws of Canada (Income Tax Act, Canada).    Together, the company also closed a private placement equity financing for an additional 2,300,000 common shares for 6,300,000 shares of its common stock at $0.20 per share for proceeds of $1,260,000.  Share issuance costs associated with the two classes of financing that closed in June amounted to $102,444 in cash and finder’s fee warrants granted as follows:

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

The following are details related to warrants issued by the company as finders’ fees:

December 31, 2010
	Shares	Weighted Average Exercise Price
Outstanding warrants at beginning of period	950,106	$0.20
Warrants granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(950,106)	$0.20
Outstanding at the end of period	Nil	-

1.	For the period ended June 30, 2008, risk free rate was 2.71%, expected dividend yield was zero, expected life ranged from 18 months to 2 years, and expected volatility of 520%.

2.	For the period ended December 31, 2007, risk free rate was 3.05%, expected dividend yield of zero, expected life of 2 years, and expected volatility of 82%.

A summary of the status of the warrants under various agreements follows for the year ended December 31, 2010:

Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)
$0.15 to $0.25	Nil	-	$0.20	Nil	-

Employee Stock Option Plan

On August 7, 2007, the Company granted 2,250,000 options to Directors and employees of the Company.  These options vest at a rate of 20% per quarter.  These options were fully vested on August 7, 2008.

The following table summarizes the continuity of the Company’s stock options:

December 31, 2010
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	2,250,000	$0.30	2.67
Options issued during the period	2,850,000	0.05	4.81
Exercised	-	-	-
Forfeited	(2,250,000)	0.30	-
Expired	-	-	-
Outstanding at the end of period	2,850,000	$0.05	4.81

Concurrently, on October 22, 2010 2,250,000 previously granted options were cancelled, and 2,850,000 fully vested stock options were granted to directors, officers, employees and contractors of the Company.  These options will expire on October 22, 2015.  The fair value of the options is $0.04 calculated using the Black-Scholes method:  risk free rate 1.1%, share price $0.04, strike price $0.05, volatility 215%, and dividend yield 0.00.

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

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

NOTE 4 – Related Party Transactions

On January the 19th, 2010 the company received $292,500 in the form of a promissory note payable without any notice, bonus or penalty from Mogul Energy Ltd., a company owned by the brother of the President of the Company.  Interest payments were CAD$10,000 per month for the period of time in which the loan was outstanding.  The promissory note was repaid on April 28, 2010 and interest paid was equivalent to US$32,972.

During the period the Company entered into a consulting contract with a related party to assist in the negotiations and related activities required to conclude the sale of the Excelaron asset (see Note 5) for CAD$4,000 per month for four months.  Total disbursements under this contract were equivalent to US$15,133.

The Company sub leases office space in its Toronto location to a related party with directors in common.

NOTE 5 - Oil and Gas Properties

Saskatchewan Exploration Program

Due to the expiration of the mineral leases, Management does not plan further exploration for its oil and gas interest in Saskatchewan.  Consistent with this plan, an impairment charge of $1,203,247 related to the expiration of substantially all leased property assets and their related acquisition costs previously capitalized on the balance sheet as Exploration and Evaluation.  An impairment charge of $412,134 was recognized for the dry hole and other related costs pertaining to the 2008 exploration program.

Ryerson 16-17-009-31W1M

This well had oil shows in a core sample taken in 2008.  The well was subsequently suspended pending further evaluation.  As of December 31, 2010 the Company determined the well uneconomical and it has been plugged and abandoned.  An impairment charge $523,558 has been made against previously capitalized costs.

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

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

On April 30, 2010 following several amendments to the Definitive Agreement, an Amended Qualifying Transaction Agreement was executed pursuant to which we agreed to accept, in lieu of the Vesta Shares, an aggregate of $1,000,000 Canadian Dollars less $150,000 in debt financing repaid and $87,900 in legal and consulting fees.  The Company also received the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.

Texas, United States

On June 29, 2010 the Company announced that it had signed a non binding Letter of Intent (“LOI”) with Powderhorn Energy, LLC and its financial partners (collectively “Powderhorn”).  Subject to additional agreements between both entities Powderhorn would have participated in the proposed drilling program offered by the Company along the Upper Gulf Coast.  .  The termination date of the LOI had been extended by mutual agreement beyond the original termination date of July 19, 2010.  Costs of $9,153 have been capitalized under the companies full cost policy for exploration and evaluation, the costs pertain to negotiations for mineral leases in the region.  On September 23, 2010 the Company announced it had cancelled the LOI with Powderhorn for lack of performance on the part of Powderhorn.

The Company also stated it had since acquired a commitment of funds from two additional sources to fund the drilling of the first three prospects in its current inventory of prospects. This funding would cover 100% of the costs for a 75% net working interest.  Thus covering all of Mogul’s drilling and completion costs and resulting in a net 25% working interest for The Company in the well.

Mogul is continuing with the acquisition of the necessary oil, gas and mineral leases on each of these initial prospects. The requisite state permits to drill will be secured from the Texas Railroad Commission upon completion of the leasing and title clearance.

On December 8 2010 The Company entered into a signed Joint Operating Agreement and Participation Agreement for the first prospect in which the Company, as operator, would acquire a 25% net revenue interest upon the successful completion of the initial well subject to the acquisition of leases for the North Pasture Contract Acreage Area of San Patricio County, Texas.

On November 26, 2010 the Company entered into signed Joint Operating Agreement and Participation Agreement, in which the Company acquired oil and gas leases in the Stafford Prospect in Jackson County, Texas.  As operator the Company will acquire a 15% net revenue interest on the successful completion of the initial well drilled on the property.

During 2010, the Company had advanced $33,613 towards drilling projects on behalf of the joint venture partners for drilling activities in 2011.  The Company also held $17,828 in escrow as a drilling advance for drilling activities to be performed in 2011.

NOTE 6 – Contingencies and Commitments

Office Leases

Our principal office is located at 2500 Wilcrest Drive, Suite 405, Houston, Texas, 77042, USA  This is month to month lease at a cost of 1,193 per month.

We also have administrative offices located at 207 West Hastings Street, Suite 1111, Vancouver, British Columbia, Canada V6B 1H7. The Company sublets office space from a related party for $1,313 per month, renewable annually.

Additionally, the Company has an office at Suite 201, 47 Colburne St., Toronto, Ontario, Canada M5E 1P8.  This is a five year lease at a monthly cost of $8,417.

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

Flow-through financing

The Company raised a total of CAD$950,000 2008 on a flow-though basis.  The gross proceeds of the financing were renounced to investors at December 31, 2008 and were to be used by the Company to incur qualified Canadian exploration expenses by June 30, 2010.  The company spent CAD$154,850 on qualified capital exploration expenditures leaving a commitment of approximately CAD$795,150 that was not spent on qualified capital exploration expenditures by July of 2010.  The Company has paid $55,000 in taxes and penalties assessed by the Canadian Customs and Revenue Agency.  The Company has accrued $300,000 for the year ended December 31, 2010 for the potential claims, which may arise because of possible reassessments denying personal tax deductions to the investors.

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

NOTE 7 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended December 31, 2010.

NOTE 8 - Net Operating Loss Carry-forward

At December 31, 2010, the Company had a net operating loss (NOL) carry-forward estimated at about $7,000,000 available to reduce any future taxable income (after adjusting for amounts related to Canadian investor flow-through capital and share based compensation).   The NOL carry-forward begins to expire in 2025 and will fully expire in 2030. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carry-forward, by having taxable income, a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

Deferred Tax Assets:	2010	2009
Adjusted loss before income taxes	$(909,893)	$(596,299)
Income tax rate	39%	39%
Net operating loss carry-forwards	(354,858)	(224,656)
Deferred tax assets (estimated)	(3,500,000)	(3,000,000)
Recovery of future taxes related to the flow through under spending	(310,050)	-
Less: Part XII.6 taxes and penalties	18,920	36,406
Total deferred tax assets	(4,145,988)	(3,188,250)
Valuation allowance for deferred tax assets	4,145,988	3,188,250
	$-	$-

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

NOTE 9 - Capitalized costs relating to the oil and gas acquisitions and exploration activity

Schedule “A”Canada
Net book value December 31, 2008	$435,512
Additions: during 2009	62,720
Net book value December 31, 2009	498,232
Reduced: during 2010	(18,983)
Additions: Reclamations costs	44,309
Less accumulated depreciation, depletion, amortization and impairment	(523,558))
Net book value December 31, 2010	-

The Ryerson 16-17-009-31W1M that was suspended pending further evaluation was determined that the vertical well was uneconomical due to the reduction in leased acreage surrounding the well bore and failure to engage joint partners to redrill and further test the oil stained zone, the well has been plugged and abandoned.  An impairment charge $523,558 has been made against previously capitalized costs.

Schedule “B”United States*
Net book value at December 31, 2008	$-
Additions: payment for 40% of Excelaron (Contingent)	425,000
Net book value at December 31, 2009	425,000
Reduction: repayment by Vesta to acquire interest in Excelaron	(425,000)
Additions: related to California leases	1,396
Additions: acquisition costs related to leases for oil and gas rights in Texas	33,613
Additions: Acquisition of 15% working interest for Stafford lease	1,333
Net book value of U.S. Assets at December, 2010	36,342

NOTE 10 – Subsequent Events – Unaudited

On March 6th, 2011 the Company completed the drilling of the Stafford Well #1 at the La Ward NE Field area in Jackson County, Texas The well, located approximately 10 miles south of Ganado, was drilled to a total depth of 7,400 feet.  Initial open-hole logging indicates multiple productive zones from the Frio formation with both oil and gas shows.  The deepest prospective oil zone shows a structural sand 10 feet higher to an offsetting productive well with a sand thickness of 5 ½ feet with a 33% porosity and 20% water saturation.  Additional tests and analysis of the several other productive zones will continue while the casing is installed, cemented and surface equipment are put into place.  Mogul will evaluate the results of this well for any potential offsetting locations in the near future.

Mogul Energy International, Inc.
Notes to December 31, 2010 and 2009 Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being December 31, 2008. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our Company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of December 31, 2010, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

As a result of the existence of these material weaknesses as of December 31, 2010, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

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

On February 12, 2009, we had acquired a 40% interest (the “Excelaron Interest”) in Excelaron LLP, a privately held Company based in California (“Excelaron”). The acquisition was contingent upon our making a capital contribution of $2,300,000 in installments over a specified period.  After making payments of $425,000 we engaged in assigning our interest to other parties better positioned to capitalize on this asset in exchange for either shares or cash.

On March 26, 2010, an Amended Qualifying Transaction Agreement was executed  pursuant to which we agreed to accept, an aggregate of $1,000,000 Canadian Dollars (less $150,000 in debt financing repaid and $87,900 in legal and consulting fees) and the reimbursement of approximately, $425,000 of advances made by us to Excelaron, in exchange for the Excelaron Interest.  The agreement was consummated on April 30 of 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following table set forth the names and ages of all of our current Directors and Executive Officers.

Directors and Officers as at December 31, 2010:

Name		Age	Position	Held Position Since

Naeem Tyab	(1)	43	Chairman of the Board	September 29, 2005

Gary Countryman	(2)	72	Director	April 14, 2010

Henry Kloepper	(3)	60	Director	February 22, 2010

Timothy J. Turner	(4)	53	CEO and President	April 27, 2010

(1)	Subsequent to the year end, on February 11, 2011, Mr. Tyab resigned as President and was appointed Chairman of the Board.
(2)	Mr. Countryman was appointed as a director on April 14, 2010.
(3)	Mr. Kloepper was appointed as a director on February 22, 2010
(4)	Mr. Turner was appointed Executive vice President on April 14, 2010. Subsequent to the year end, on February 11, 2011, Mr. Turner was appointed President and Chief Executive of Officer.

Former Directors and Officers

Name		Age	Position	Date Assumed the Position to Date of Resignation

John Masters	(1)	83	Chairman of the Advisory Committee	October 18, 2010

Ernie Pratt	(2)	59	Director	October 2, 2006 – October 5, 2009

William Smith	(3)	61	Director and CFO	June 19, 2008 – March 10, 2009

(1)
Mr. Masters was appointed Chairman of the Board on October 18, 2010.  Subsequent to the year end, on February 11, 2011, Mr. Masters resigned as Chairman of the Board and became Chairman of our advisory committee.

(2)	Mr. Pratt resigned as a Director on October 5, 2009.
(3)	Mr. Smith reigned as the Chief Financial Officer on March 10, 2009

Business Experience and Educational Background

The following represents a summary of the five year business history of each of the above-named individuals for the last five years:

Mr. Naeem Tyab – Chairman of the Board

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

Mr. Tyab’s extensive experience financing companies coupled with his experience in the oil and gas industry uniquely qualifies him to be a member of our Board of Directors.

Mr. Gary Countryman – Director

Mr. Countryman was appointed to the Board as a director on April 14, 2010.  Mr. Countryman has thirty years of experience in the oil and gas industry including Vice President of Dubai Petroleum from 1977-79, Manager of Middle East Operations from 1980-84 for Conoco, Inc. and General Manager and Managing Director for Geisum Oil Company from 1984 -86.  He served as Vice President – Operations of Greenhill Petroleum from 1987-89.  From 1990 he has owned his own Company and been involved in oil and gas property acquisitions and the operation of oil and gas properties.

Mr. Countryman earned his B.S. and M.S. in Petroleum Engineering from the University of California and his M.S. in Management from the Massachusetts Institute of Technology.

Mr. Countryman’s operations and management experience in the oil and gas industry assists us as we move forward in our next phase as operator on our interests in Texas and qualifies him to be a member of our Board of Directors.

Mr. Henry Kloepper – Director

Mr. Kloepper was appointed to the Board of Directors on February 22, 2010.  Mr. Kloepper has been involved in investment banking and structured finance over a thirty year career. He brings a well-rounded knowledge of the financial markets in strategic growth and investments. In the past Mr. Kloepper has worked in senior executive positions with J.P Morgan, Citibank Canada, North American Trust (now Laurentian Bank) and Security Pacific Bank (now Bank of America) in Canada, the US and in Europe.

Mr. Kloepper’s experience and contacts within the investment industry uniquely qualify him to serve on Our Board of Directors.

Mr. Timothy J. Turner – CEO and President

Mr. Turner received his undergraduate degree in Petroleum Land Management from the University of Texas at Austin in 1980. Prior, to his appointment with Mogul Energy, Timothy J. Turner was Principal of Tim. Turner & Associates, LLC, an oil and gas exploration and production business development and land services company. Mr. Turner has more than thirty years of varied experience in the oil and gas industry establishing and maintaining productive business relationships with partners; negotiating complex joint venture agreements; overseeing all business partner operations, negotiating legal agreements (involving acquisitions, title conflicts, eminent domain issues and the disposition of assets, and preparing long-range and short-term business plans, revenue forecasts, cost projections. Mr. Turner began his career with Exxon Company.  Subsequently, Mr. Turner went to work for Phillips Petroleum Company, in Houston, where his responsibilities included various Texas gulf coast exploration and production land activities.

Mr. John Masters – Chairman of the Advisory Committee

On October 18, 2010, John Masters has joined the management team of Mogul as Chairman of the Board.

From 2004 to 2006 Mr. Masters was the Senior Geologist and Chairman of the Technical Advisory Board for Hunter Energy.   Over the last five years Mr. Masters has been the President of Masters Resources.

Mr. Masters was included in the 20th century AAPG Honorary Issue as one of the thirteen “most distinguished explorers” of the past 100 years.  Mr. Masters co-founded Canadian Hunter. Canadian Hunter grew from one of the smallest of the 712 registered energy companies in Calgary in 1972 to the 12th largest 20 years later.  During this period, Canadian Hunter discovered more than 16 significant gas fields including Canada’s largest, the Elmworth field, which is a 30TCF pool and ranks as the third largest producing field in North America.

Mr. Masters attained a B.A degree from Yale University on scholarship and a M.S. in Geology from Colorado University.

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

Code of Ethics

hawse have adopted a Code of Ethics designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in its reports to the U.S. Securities and Exchange Commission, and other public communications.  The Code of Ethics promotes compliance with applicable governmental laws, rules and regulations.  The Code of Ethics applies to our officers, directors, persons performing similar functions, and employees.  Upon request, the Company will provide without charge any person with a copy of the Code of Ethics.  Requests may be made in writing to the Company by mail sent to any of its offices.  A copy of our Code of Ethics is attached hereto as Exhibit 14.1.

Directors

Currently, our Board of Directors consists of four members. Directors stand for election at our annual meeting of shareholders. Pursuant to our Bylaws, any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of directors, may be filled by the shareholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the shareholders. If there are no remaining directors, the vacancy shall be filled by the shareholders.

At a meeting of shareholders, any director or the entire Board of Directors may be removed, with or without cause, provided the notice of the meeting states that one of the purposes of the meeting is the removal of the director. A director may be removed only if the number of votes cast to remove him exceeds the number of votes cast against removal.

We look to our directors to guide us through our next phase as a public company and continue and manage our growth. Our directors bring their leadership experience from a variety of pharmaceutical companies and professional backgrounds which we require to continue to grow and to add stockholder value. Our directors also have worked with start-up through public companies and bring depth of knowledge in building stockholder value, growing a company from inception, developing pharmaceutical products, and navigating mergers and acquisitions and the public company process.

Compensation of Directors

Compensation of Directors and Officers

We reimburse our directors for expenses incurred in connection with attending board meetings.

Except as set forth above, we have no formal or written plan for compensating our directors for their service in their capacity as directors.  Directors may receive stock options to purchase common shares from time-to-time as awarded by our Board of Directors based on proposals by the compensation committee. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

In establishing director compensation, the Board is guided by the following goals:

●	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

●	Compensation should align the directors’ interests with the long-term interests of stockholders; and

●	Compensation should assist with attracting and retaining qualified directors.

The following table provides information regarding all compensation paid to the Company’s non-employee directors during the fiscal year ended December 31, 2010.

	Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock awards ($)	Total ($)

Gary Countryman (1)	$9,000	$-	$9,000
Henry Kloepper (2)	11,509	-	11,509
John Masters (3)	Nil	-	Nil
Total director compensation	$20,509	$_	$20,509

(1)  Compensation effective as of April 14, 2010.
(2)  Compensation effective as of February 22, 2010.
(3) Compensation effective as of October 18, Mr. Masters was receiving no director’s fees.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Director Independence

We are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that each of Messrs. Mr. Henry Kloepper and Mr. John Masters are independent from our management and qualify as “independent directors” under the standards of independence of the FINRA listing standards.  We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange
.
Board Leadership Structure

We currently have only one executive officer and three directors. Our Board of Directors has reviewed the Company’s current Board leadership structure — which consists of a Chief Executive Officer and a Chairman of the Board— in light of the composition of the Board, the Company’s size, the nature of the Company’s business, the regulatory framework under which the Company operates, the Company’s stockholder base, the Company’s peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company. Nevertheless, the Board intends to carefully evaluate from time to time whether our Chief Executive Officer and Chairman positions should be combined based on what the Board believes is best for us and our stockholders.

Board Role in Risk Oversight

Risk is inherent in every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including strategic risks, enterprise risks, financial risks, and regulatory risks. While our management is responsible for day to day management of various risks we face, the Board of Directors, as a whole, is responsible for evaluating our exposure to risk and to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

All proceedings of the Board of Directors for the year ended December 31, 10 were conducted by resolutions consented to in writing by the Board of Directors and filed with the minutes of the proceedings of the directors.  We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended December 31, 2010.

Committees

Exception for a Compensation Committee, we do not currently have any standing committees of the Board of Directors.  The full Board is responsible for performing the functions of:  (i) the Audit Committee, and (ii) the Nominating Committee.

The Compensation Committee currently comprised of two persons, including Naeem Tyab and Timothy J. Turner.  The Compensation Committee does not currently have a charter.

Board Nominees

The Board does not currently have a standing Nominating Committee.  We do not maintain a policy for considering nominees.  Our Bylaws provides that the number of Directors shall be fixed from time to time by the Board, but in no event shall be less than the minimum required by law.  The Board shall be large enough to maintain our required expertise but not too large to function efficiently.  Director nominees are recommended, reviewed and approved by the entire Board.  The Board believes that this process is appropriate due to the relatively small number of directors on the Board and the opportunity to benefit from a variety of opinions and perspectives in determining director nominees by involving the full Board.

While the Board is solely responsible for the selection and nomination of directors, the Board may consider nominees recommended by stockholders as it deems appropriate. The Board evaluates each potential nominee in the same manner regardless of the source of the potential nominee’s recommendation.  Although we do not have a policy regarding diversity, the Board does take into consideration the value of diversity among Board members in background, experience, education and perspective in considering potential nominees for recommendation to the Board for selection. Stockholders who wish to recommend a nominee should send nominations to our Chief Executive Officer, <>, that include all information relating to such person that is required to be disclosed in solicitations of proxies for the election of directors. The recommendation must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected.

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

Communications with the Board

We have no formal procedures to follow for shareholders to communicate with the Board. Should you wish to submit a written communication to the Board or an individual director, you may mail or deliver such communication to: Mogul Energy International, Inc, 2500 Wilcrest Drive, Suite 405, Houston, Texas,  Board of Directors, Attention: Naeem Tyab, Chairman. All appropriate communications received from shareholders will be forwarded to the Board or any committee thereof, if any, as appropriate.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers at the end of the 2010 and 2009 fiscal years (the “Named Executive Officers”).

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2009, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;

•	motivate and reward executives whose experience and skills are critical to our success;

•	reward performance; and

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2010 and 2009.
.
SUMMARY COMPENSATION TABLE
Name and	Year	Salary	Stock awards	Total
principal position	(12/31)	($)	($)	($)

Naeem Tyab, Chairman of the Board	2009	131,195	-	131,195
	2010	124,216	-	134,216

Timothy J. Turner, CEO and President	2010	52,500	-	52,500

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of December 31, 2010.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Naeem Tyab	250,000		0.05	October 22, 2015
Timothy J. Turner	500,000		0.05	October 22, 2015

Employment Agreements

We do not have any employment agreements with any of our officers.

Payments Upon Termination Or Change In Control

There are no understandings or agreements known by management at this time which would result in a change in control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 24, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Positions and Offices Held	Shares Beneficially Owned (1)	Percent of Class(1)

Naeem Tyab	Chairman of the Board	1,638,889 (2)	2.6%

Gary Countryman	Director	0 (3)

Henry Kloepper	Director	0 (4)

Timothy J. Turner	CEO & President	0 (5)

John Masters	Chairman of the Advisory Committee	0 (6)

Ernie Pratt	Former Director	80,000 (7)	0.1%

Parvez Tyab 1112 – 207 West Hasting Street Vancouver, B.C., Canada V6B 1H7	Shareholder	10,000,000 (8)	15.7%
All Officers and Directors as a group (6 persons)		1,718,889	3%

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 57,445,987 shares of Common Stock issued and outstanding on a fully diluted basis as of March 24, 2011.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2)
Naeem Tyab has the right to acquire 250,000 shares pursuant to an option grant on October 22, 2010.  Prior rights to acquire 1,000,000 shares pursuant to an option grant on August 8, 2008 have been cancelled.  Subsequent to the year ended December 31, 2010 Mr. Tyab resigned as President and was appointed Chairman of the Board.

(3)	Gary Countryman has the right to acquire 400,000 shares pursuant to an option grant on October 22, 2010.
(4)	Henry Kloepper has the right to acquire 300,000 shares pursuant to an option grant on October 22, 2010.
(5)
Timothy J. Turner has the right to acquire 500,000 shares pursuant to an option grant on October 22, 2010.  Subsequent to the year ended December 31, 2010 Mr. Turner was appointed President and Chief Executive Officer.

(6)
John Masters has the right to acquire 500,000 shares pursuant to an option grant on October 22, 2010.  Subsequent to December 31, 2010 Mr. Masters resigned as Chairman of the Board and became Chairman of our advisory committee.

(7)	Ernie Pratt rights to acquire 250,000 shares pursuant to an option grant on August 8, 2008 have been cancelled.
(8)	Includes 9,000,000 shares held in the name of Parvez Tyab and 1,000,000 held by Mogul Energy Ltd., which shares Mr. P. Tyab is deemed to beneficially own.

Securities Authorized for Issuance Under Equity Compensation Plans

We adopted a 2007 Stock Incentive Plan (the “Plan”) which has not previously been approved by our shareholders.  The Plan provides for the issuance of options to purchase 4,000,000 shares of our common stock at an exercise price of $0.30.  As of December 31, 2008, we issued options to purchase 2,250,000 shares under the Plan, and options to purchase 1,750,000 shares of common stock remain available for future issuance under the Plan.  Options awarded under the Plan vest over one-year.  The options awarded by us to date were all made on August 8, 2007, and expire on August 7, 2012.

On October 22, 2010, 2,250,000 the previously granted options were cancelled, and 2,850,000 fully vested stock options were granted to directors, officers, employees and contractors of the Company.  These options will expire on October 22, 2015.  The exercise price of the options under the Plan have been revised to $0.05 and is subject to approval by our shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters, and Certain Control Persons

The following “Certain Relationships and Related Transactions” represent material transactions in which any related person had or will have a direct or indirect material interest, which are known to the our current management team.  There may however be various other material transactions regarding the Company which our current management is not aware of.  We have no policy regarding entering into transactions with affiliated parties, except as described in our Code of Ethics.

On January 26, 2011, we entered into a Stafford Area Participation Agreement (the “Agreement”) between the Company and Aura Oil Holdings Ltd. (“Aura”), a corporation organized under the laws of Bermuda. Pursuant to the terms of the Agreement, Aura purchased an 8.3333% interest in the Company’s oil and gas leases, leasehold rights, and rights to participate in the development of oil, gas and other related substances in certain of the lands leased by the Company in Jackson County, Texas for a sum of $75,521.  Mr. Naeem Tyab, the Company’s President as of the date of the Agreement, is the sole shareholder of Aura. The Company believes that the terms of the Agreement are comparable to the terms that have been agreed to in an arm’s length transaction.

On January the 19th, 2010 we received $292,500 in the form of a promissory note payable without any notice, bonus or penalty from Mogul Energy Ltd., a related company, owned by the brother of our President.  Interest payments were CAD$10,000 per month for the period of time in which the loan was outstanding.  The promissory note was repaid on April 28, 2010 and interest paid was equivalent to US$32,972.

During the period we entered into a consulting contract with a related party to assist in the negotiations and related activities required to conclude the sale of the Excelaron asset (see Note 5) for CAD$4,000 per month for four months.  Total disbursements under this contract were equivalent to US$15,133.

We sub leases office space in our Toronto location to a related party with directors in common.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm billed us $52,900 and $44,464 for the fiscal years ended December 31, 2010, and 2009, respectively, for audit related professional services.  These services included audit of our annual financial statements, review of our quarterly interim financial statements on Form 10-Q, and services in connection with statutory and regulatory filings.  This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Tax Fees

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice, and tax planning services were $1,500 and $1,238 for the fiscal year ended December 31, 2010 and 2009, respectively.

All Other Fees

Our independent registered public accounting firm did not bill us for other services during fiscal years ended December 31, 2010 and 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.
.
(b)	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation (1)*
3.2	By-laws (1)*
3.3	Form of Subscription Agreement ($0.15) dated for reference December 12, 2007 (incorporated by reference from our Form 8-K filed on February 15, 2008)*
3.4	Form of Flow Through Subscription Agreement ($0.18) dated for reference December 12, 2007 (incorporated by reference from our Form 8-K filed on February 15, 2008)*

(4)	Instruments Defining the Rights of Security Holders
4.1	2007 Stock Incentive Plan (incorporated by reference from our Form 8-K filed on August 10, 2007)*

(10)	Material Contracts
10.1	Letter of Intent dated July 30, 2007 (incorporated by reference from our Form 8-K filed on August 7, 2007)*
10.2	Form of Stock Option Agreement (incorporated by reference from our Form 8-K filed on August 10, 2007)*
10.3	Stafford Area Participation Agreement – Aura Oil Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2011)
10.4	North Pasture Joint Operating Agreement
10.5	Stafford Joint Operating Agreement
10.6	Form of the Stafford Participation Agreement between C.H. Squires Family, LLC, Fossil Oil Company LLC and certain individuals who are signatories thereto.

10.7
Form of the North Pasture Participation Agreement between Global Oil and Gas Resources Inc., Dolimiti Partners LLC, Indian Lane Asso., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto.

(14)	Code of Ethics
14.1	Code of Ethics

(23)	Consents of Experts and Counsel
23.1	Consent of Jorgensen & Co.

(31)	Certifications
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Timothy J. Turner

By: Timothy J. Turner, President
(Chief Executive Officer)

Dated:  March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy J. Turner

By: Timothy J. Turner, Director and President
(Chief Executive Officer)

/s/ Naeem Tyab

By: Naeem Tyab, Chairman of the Board

/s/ Henry Kloepper

By: Henry Kloepper, Director

/s/ Gary Countryman

By: Gary Countryman, Director

Dated:  April 15, 2011