Form 10-Q
period 2011-03-31
Mogul Energy International, Inc.
filed 2011-05-16
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 11, 2011, there were 57,445,987 common shares outstanding.

PART I
Mogul Energy International, Inc.

Financial Statement Index

INDEX

Mogul Energy International, Inc.
Balance Sheets
(expressed in U.S. dollars)
Audited

	March 31, 2011	December 31, 2010
Assets:
Current
Cash	$27,987	$65,085
Other receivables	44,594	72,611
Prepaid and deposits	81,638	100,477
Securities available for sale	32,472	102,052
Restricted Cash	273,235	—
Total current assets	459,926	340,225

Non-current
Exploration and evaluation	59,358	36,342

Other Equipment
Furniture (net)	3,439
Computer – Hardware (net)	991

Total Assets	$523,713	$376,567

Current Liabilities:
Accounts payable	$41,691	$31,537
Accrued expenses and other payables		38,106
Drilling advances	263,742	—
Loan from related party	173,297	—
Total current liabilities	478,729	69,643
Contingencies and commitments	318,715	300,000
Total Liabilities	797,444	369,643

Shareholders’ Equity:
Accumulated deficit	$(7,865,563)	$(7,656,718)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 03/31/11 and 12/31/10)	5,744	5,744
Additional paid-in capital	7,638,241	7,638,241
Warrants & Options:	114,000	114,000
Preferred: 10,000,000 shares authorized, none issued	—	—
Foreign exchange adjustment	(178,232)	(151,187)
Other comprehensive income (loss)	12,080	56,844
Total Shareholders’ Equity	(273,731)	6,924
Total Shareholders’ Equity and Liabilities	$523,713	$376,567

The Notes are an integral part of the Financial Statements

INDEX

Mogul Energy International, Inc.
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(expressed in U.S. dollars)
Unaudited

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Expenses:
General and administrative	$(229,164)	$(182,793)
Other income and expenses
Gain on sale of securities available for sale	20,319	263,744
Net income (loss) for the periods	$(208,845)	$80,951

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$57,706	$167,322
Foreign exchange adjustment	(27,052)	18,001
Total other comprehensive gain (loss) for the periods	$30,654	$185,323

Total comprehensive net gain (loss) for the periods	$(178,191)	$266,274

Basic earnings (loss) per share	$(0.00)	$0.00

Weighted average common shares outstanding	57,445,987	57,445,987

The Notes are an integral part of the Financial Statements

INDEX

Mogul Energy International, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Expressed in U.S. dollars)
Unaudited

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Operating Activities
Net (loss) for periods	$(208,845)	$80,951
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	291	—
Deferred indemnity (contingency)	18,715	—
Gain on securities available for sale	(20,319)	(263,744)
Changes in non-cash working capital
Accounts payable	(27,952)	(25,514)
Drilling advances	263,742	—
Prepaid and deposits	18,839	(8.260)
Other receivables	28,017	(1,970)
Restricted cash	(273,235)	—
Cash used in operating activities	$(200,747)	$(218,537)
Investing Activities
Furniture and equipment	(4,721)	—
Proceeds from securities available for sale	45,134	376,782
Exploration and evaluation	(23,016)	—
Cash used for investing activities	$17,397	$376,782
Financing Activities
Bank indebtedness		(20,917)
Loans from shareholders		273,548
Loan receivable		(425,000)
Loan from related party	173,297	—
Cash from financing activities	$173,297	$(172,369)
Foreign exchange adjustment	(27,045)	18,001
Increase (decrease) in cash during periods	(37,099)	3,877
Cash beginning of periods	65,085	7,481
Cash at end of periods	$27,987	$11,358
Interest and taxes paid during period	None

Schedule of Non-cash Transactions	2011	2010
Expiration of shareholder warrants	—	12,212

The Notes are an integral part of the Financial Statements

INDEX

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

NOTE 1 - Organization and Nature of Business

Mogul Energy International, Inc. (Company), formed on July 25, 2005 as a Delaware corporation is engage in the business of oil and gas exploration.  The Company’s primary focus is to review prospective drilling opportunities in close proximity to existing or previously producing oil and gas properties; secure partners to share in the risk of drilling and plan the drilling of wells to define the prospective area and; provide the development expertise on these properties through the production life of the prospect.

In management’s opinion all of the adjustments necessary for a fair statement of the results of the interim period ended March 31, 2011 have been made, such adjustments are of a normal recurring nature.  These financial statements for the three months ended March 31, 2011 should be read in conjunction with our audited financial statements for the year ended December 31, 2010.

NOTE 2 - Financial Statement Presentation and Going Concern

Beginning in 2010, the Company is no longer considered an exploration stage company for financial reporting purposes because it has had significant revenues from its intended principal business.

However, the Company has a history of operating losses, and a $7,865,563 accumulated deficit through March 31, 2011.  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations and to achieve profitable operations through successful exploration and development of oil and gas properties.

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

NOTE 3 - Securities available for sale

At March 31, 2011 the Company held 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale.  The fair market value of these shares was estimated to be $32,742 at March 31, 2011.  During the period the Company sold 165,000 common shares for net proceeds of $45,133.

NOTE 4- Other Receivables

The Company’s Goods and Services Tax receivable was $19,631 at March 31, 2011 compared to $20,180 during the same period in 2010.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.  Other receivables also includes amounts to be billed to the joint venture partners.

INDEX

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

NOTE 5 - Foreign Exchange Rate

The impact of the cumulative effect of the unrealized monetary adjustment is accounted for in the equity section of the balance sheet. This adjustment was $178,232 loss compared to $130,457 during the same period in 2010. A realized foreign exchange loss of $75 was recognized in three months ended March 31, 2011 and was accounted for as an increase of general and administrative expenses.  The realized loss for the similar period in 2010 was $4,020.

NOTE 6 – Restricted Cash

The Company holds pre-paid deposits from joint venture partners in escrow to be used for exploration and drilling operations.

NOTE 7 – Drilling Advances

During 2011 the Company received drilling advances from Joint venture partners with a remaining balance of $263,742 at March 31, 2011.  These advances will be applied towards the payment of drilling costs incurred in 2011.

NOTE 8 - Capital Stock

Common Stock

At March 31, 2011, 57,445,987 shares of the Company`s common stock was outstanding.

Employee Stock Option Plan

The following table summarizes the continuity of the Company’s stock options:

March 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	2,850,000	$0.05	4.56
Options issued during the period	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding at the end of period	2,850,000	$0.05	4.56

On October 22, 2010 the Company granted 2,850,000 fully vested stock options to directors, officers, employees and contractors.  These options will expire on October 22, 2015.  The fair value of the options is $0.04 calculated using the Black-Scholes method:  risk free rate 1.1%, share price $0.04, strike price $0.05, volatility 215%, and dividend yield 0.00.

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

NOTE 9 – Related Party Transactions

At March 31, 2011 the Company has received a zero interest loan of $173,297 from a private company owned by a Director of the Company.

INDEX

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

On January 26, 2011, the Company entered into a Stafford Area Participation Agreement with Aura Oil Holdings Ltd., a corporation organized under the laws of Bermuda. Pursuant to the terms of the Agreement, Aura purchased an 8.3333% interest in the Company’s oil and gas leases, leasehold rights, and rights to participate in the development of oil, gas and other related substances in the Stafford Prospect for $75,521.  Mr. Naeem Tyab, the Company’s Chairman of the Board as of the date of the Agreement, is the sole shareholder of Aura.

The Company sub leases office space in its Toronto location to a related party with directors in common.

NOTE 10 - Oil and Gas Properties

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

Capitalized costs relating to the oil and gas acquisitions and exploration activity – Canada

Net book value December 31, 2008	$435,512
Additions: during 2009	62,720
Net book value December 31, 2009	498,232
Reduced: during 2010	(18,983)
Additions: Reclamations costs	44,309
Less accumulated depreciation, depletion, amortization and impairment	(523,558)
Net book value December 31, 2010	$—

United States (Excelaron)

On February 12, 2009 the Company entered into an agreement with Excelaron LLC (“Excelaron”), a California company, whereby Excelaron has agreed to permit the Company to subscribe for a 40% Members Percentage Interest in Excelaron.  In substance the subscription of this interest is contingent upon the Company making a $2,300,000 capital contribution to be used to acquire and develop oil and gas lease agreements that Excelaron has entered into.  These leases are located in California.  Should the Company not meet the contingent payment amounts its interest in Excelaron would be significantly reduced.  For every $250,000 invested below $1,000,000 the Company would receive a 2% interest in Excelaron and 5% for each $250,000 above the $1,000,000 threshold.  As of March 31, 2010 the Company’s investment in Excelaron totalled $425,000,

On October 5, 2009 the Company entered a binding letter of intent with Vesta Capital Corp (“Vesta”), Excelaron and other parties pursuant to which we agreed to sell and assign our 40% interest in Excelaron in exchange for 38,500,000 common shares of Vesta (the “Vesta Shares”), as part of a qualifying transaction (collectively, the “Excelaron Transaction”) in accordance with the policies of the TSX Venture Exchange pursuant to which Vesta would become a publicly traded company on the TSX-V.  While the original agreement was not executed the parties continued to negotiate in good faith.

INDEX

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

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

INDEX

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

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

Capitalized costs relating to the oil and gas acquisitions and exploration activity – United States

Net book value at December 31, 2009	425,000
Reduction: repayment by Vesta to acquire interest in Excelaron	(425,000)
Additions: related to California leases	1,396
Additions: acquisition costs related to leases for oil and gas rights in Texas	33,613
Additions: Acquisition of 15% working interest for Stafford lease	1,333
Net book value at December 31, 2010	36,342
Reduction: Billed to joint interest partners	(33,613)
Additions: Stafford lease, Stafford lease, intangible drilling costs	45,197
Additions: Stafford lease, Stafford lease, tangible completion costs	11,432
Net book value at March 31, 2011	59,358

INDEX

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

NOTE 11 – Contingencies and Commitments

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

Flow-through financing

The Company raised a total of CAD$950,000 in 2008 on a flow-through basis.  The gross proceeds of the financing were renounced to investors at December 31, 2008 and were to be used by the Company to incur qualified Canadian exploration expenses by June 30, 2010.  The company spent CAD$154,850 on qualified capital exploration expenditures leaving a commitment of approximately CAD$795,150 that was not spent on qualified capital exploration expenditures by July of 2010.  The Company has paid $55,000 in taxes and penalties assessed by the Canadian Customs and Revenue Agency.  The Company has accrued $318,,715 for the year ended December 31, 2010 for the potential claims, which may arise because of possible reassessments denying personal tax deductions to the investors.

Governmental Regulations and Licensing

In order to drill for, recover, transport or sell any gas or oil from the properties subject to the Company‘s drilling rights, the Company will generally be required to obtain additional licenses and permits and enter into agreements with various landowners and/or government authorities. The issuance of these permits and licenses generally will be contingent upon the consent of the governmental authority having jurisdiction over the property, which entities have broad discretion in determining whether or not to grant such authority. These licenses, permits, and agreements will generally contain numerous restrictions and require payment of development and exploration fees and royalties typically based on the recoverable reserves or expenditures. The amount of any such fee and royalties and other terms will determine in part, the commercial viability of any extraction prospect.

NOTE 12 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended March 31, 2011.

INDEX

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

NOTE 13 – Subsequent Events

Subsequent to the three months ended march 31, 2011 the Company has remitted $177,480 for claims, due to the reassessments denying personal tax deductions to the investors who subscribed for flow-through shares in 2008 (See NOTE 11, sub heading “Flow-through financing”).

INDEX

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relates to future events and/or our future financial performance.  Generally, you can identify forward-looking statements by terminology such as “intends,” “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, or “potential” or the negative of these terms or other comparable terminology.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  These statements reflect only our current expectations and involve known and unknown risks, uncertainties and other factors, many of which are unforeseen, including the risks in Item 1A entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements.  These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbours created thereby.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this Quarterly Report.

In this Quarterly Report, unless otherwise specified, all references to “common shares” refer to common shares in the capital of Mogul Energy International, Inc., and the terms “we” “us” and “our” mean Mogul Energy International, Inc. (the “Company” and “Registrant”).

Overview

Our strategy is to acquire interest in, and/or to operate oil and gas properties that have existing or the high potential of oil and or natural gas reserves.  Existing well bores with proven oil and gas reserves can usually be purchased for a fraction of the original cost to drill and complete a new well. Property purchased with proven reserves reduce the risk of not finding hydrocarbons are economically and viable to develop due to the elimination of the associated cost of finding the hydrocarbons. After the property has been purchased, the primary cost for establishing new production is the re-completion cost.

We have shifted our focus to acquiring leases and operating joint venture projects in the state of Texas, United States.  We do not plan on any further exploration in Saskatchewan, Canada other than to complete reclamation activities required in the abandonment and relinquishment of our leases in the Province.

Cash Requirements

Further cash requirements may be necessary should we wish to participate in further development of the Stafford prospect and working capital.  These funds may be raised through equity financing, debt financing, the sale of assets, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

INDEX

Selected Annual Financial Information

	March 31, 2011	March 31, 2010
Cash	27,987	11,358
Securities available for sale	32,472	191,738
Working capital	(18,803)	71,038
Total assets	523,713	1,627,285
Total liability	797,444	633,015
Shareholders’ equity	(273,731)	994,270
Share capital	7,643,985	7,229,959
Weighted average common shares outstanding	57,445,987	57,445,987
Accumulated deficit	(7,865,563)	(6,640,954)
Cash flow from operations	(200,747)	(218,537)
Net loss	(208,845)	80,951
Loss per share	(0.00)	(0.00)

At March 31, 2011 we had total assets of $523,713 as compared to $1,627,285 as at March 31, 2010.   Total assets during the period includes a restricted cash balance of $273,235.  Working capital at March 31, 2011 was a deficit balance of $18,803 (working capital at March 31, 2010  $71,038).  The decrease in assets is due to the sale of our 40% interest in Excelaron and a write-down for impaired in Saskatchewan which have reduced our capitalized assets.

As of the three months ended March 31, 2011, we had current liabilities of $478,729.  Of the liability $173,297 is drilling advances for drilling activities to be used in 2011 and $173,297 in zero interest loans made to us form a related party. Current liabilities in the corresponding period of 2010 were $633,015 $418,868 consisted of loans from related parties or shareholders.  Our total liabilities include an accrual of $318,715 for the potential claims, which may arise because of possible reassessments denying personal tax deductions to the investors in connection with funds raised in 2008 related to a flow-though financing (see Financial Statements Note 11).

	Three months ended March 31, 2011	Three months ended March 31, 2010
Expenses
General & Administration:
Internet and telephone	3,847	2,580
Professional fees	64,677	58,167
Rent	11,651	19,576
Employee stock options		—
Flow-through financing tax		—
Travel & Promotion	17,392	9,645
Realized foreign exchange loss	75	—
Wages	109,520	53,181
Other	22,002	39,643
Total General and administration expenses	(229,164)	(182,793)
Impairment oil and gas properties		—
Gain on disposition of exploration property		—
Gain on sale of securities available for sale	20,319	263,744
Deferred indemnity (contingency)
Service revenue
Net loss	(208,845)	80,951

INDEX

For the three month period ended March 31, 2011 total general and administrative costs were $229,164 compared to $182,793 in the corresponding period of 2010.

Internet and telephone charges increased 50% due to communication between our new head office in Texas and our Canadian offices.  Professional fees increased largely due to increases in audit fees related to our year-end audit.

Rent expenses have decreased as the Company is subletting office space in its Toronto office.

Travel and Promotions costs have doubled for the period in 2011 compared to 2010 due to increased travel by directors and officers between Canadian locations and our Headquarters in Texas.

Wages increased to $109,520 in 2011 compared to $53,181 in the corresponding period in 2010 due to the use and hiring of individuals with expertise in oil and gas development in the State of Texas.

During the three months period ended March 31, 2011 the Company sold 165,000 common shares of Sea Dragon Energy Inc. for net proceeds of $45,133. Leaving the  Company with 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale.  The remaining shares had an estimated fair market value of  $32,742 at March 31, 2011.

Cash used for operations during the period in 2011 was $200,747 as the amount of restricted cash cancels out against the balance of drilling advances (2010 loss of $218,537).

Investing activities in the period in 2011 included the purchase of furniture and computer hardware for our new head office in Texas, $4721, proceeds from the sale of shares held for sale during the period for $45,134 and an increase in capitalized exploration assets of $23,016.  Investing activities in 2010 generated $376,782 proceeds from the sale of shares held for sale.

There was a cash inflow as loans from related parties increased $173,297 during the period compared to a cash outflow of 172,369 in the corresponding period of 2010 as $273,548 was repaid to shareholders for loans made to the Company.

Milestones

During the three months ended March 31, 2011

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

INDEX

North Pasture Prospect – San Patricio County, Texas

On December 8, 2010, we entered into a Joint Operating Agreement and a Participation Agreement with Global Oil and Gas Resources Inc., Dolimiti Partners LLC, Indian Lane Asso., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto for the first prospect known as the North Pasture Prospect in San Patricio County, Texas.  Subject to the continued acquisition of the mineral leases in the area, we, as operator, would pay no proportionate cost for the drilling of the well and would earn a 25% net working interest upon the successful completion of the initial well.

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

INDEX

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

INDEX

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

Between March 31, 2011 and December 21, 2010, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

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

INDEX

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

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Timothy J. Turner

By: Timothy J. Turner, President
(Chief Executive Officer)

Dated:  May 15, 2011

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

Dated:  May 15, 2011