Form 10-K/A
period 2010-12-31
Mogul Energy International, Inc.
filed 2011-06-28
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Mogul Energy International, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mogul Energy International, Inc.
2500 Wilcrest Drive, Suite 405
Houston, Texas 77042

We have audited the accompanying balance sheets of Mogul Energy International, Inc., a Delaware corporation, as of December 31, 2010 and December 31, 2009, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mogul Energy International, Inc. as of December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet achieved profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plan to address these matters is disclosed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jorgensen & Co.
(a registered pubic accounting firm)

March 24, 2011
Bellevue, Washington

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

Dated:   June 28, 2011

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

Dated:   June 28, 2011