Form 10-Q
period 2011-06-30
Mogul Energy International, Inc.
filed 2011-08-12
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.As of August 9, 2011, there were 57,445,987 common shares outstanding.

PART I

Mogul Energy International, Inc.

Financial Statement Index

Mogul Energy International, Inc.
Balance Sheets
(expressed in U.S. dollars)
Unaudited

	June 30, 2011	December 31, 2010
Assets:
Current
Cash	$66,889	$65,085
Investments held for sale	19,350	102,052
Prepaid and deposits	52,554	100,477
Other receivables	111,841	72,611
Restricted funds	159,741	-
Total current assets	410,375	340,225
Non-current
Oil and gas properties	66,896	36,342
Other property and equipment – net	17,316	-
Total Assets	$494,587	$376,567

Current Liabilities:
Accounts payable	$174,821	$31,537
Accrued expenses and other payables	30,322	38,106
Drilling advances	147,366	-
Due to related parties	620,355	-
Total current liabilities	972,864	69,643
Contingencies and commitments	135,616	300,000
Total Liabilities	1,108,480	369,643

Shareholders’ Equity:
Accumulated deficit	$(8,228,198)	$(7,656,718)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,445,987 shares at 06/30/11 and 12/31/10)	5,744	5,744
Additional paid-in capital	7,638,241	7,638,241
Warrants & Options:	114,000	144,000
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(142,709)	(151,187)
Other comprehensive income (loss)	(970)	56,844
Total Shareholders’ Equity	(613,893)	6,924
Total Shareholders’ Equity and Liabilities	494,587	$376,567

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(expressed in U.S. dollars)
Unaudited

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue:
Oil and gas sales	7,698	-	7,698	-
Management fees	5,217	-	5,217	-
Total revenue	12,915	-	12,915	-
Expenses:
Lease operating expense	44	-	44	-
Production tax	355	-	355	-
Depreciation, depletion and amortization	4,025		4,316	-
General and administrative	287,763	257,290	516,692	440,083
Taxes, other	83,357	-	83,357
Total expenses	(375,550)	(257,290)	(604,714)	(413,370)
Other income and expenses
Gain on sale of oil and gas properties	-	575,000	-	575,000
Gain on sale of investment held for sale	-	47,187	20,319	310,931
Net income (loss) for the periods	$(362,635)	$364,897	$(571,480)	$445,848

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$(13,050)	$(83,836)	$(57,814)	$83,486
Foreign exchange adjustment	(18,574)	(23,646)	8,478	(5,645)
Total other comprehensive gain (loss) for the periods	$(31,624)	$(107,482)	$(49,336)	$77,841

Total comprehensive net gain (loss) for the periods	$(394,259)	$257,415	$(620,816)	$523,689

Basic earnings (loss) per share	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average common shares outstanding	57,445,987	57,445,987	57,445,987	57,445,987

The Notes are an integral part of the Financial Statements

Mogul Energy International, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Expressed in U.S. dollars)
Unaudited

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Operating Activities
Net income (loss) for periods	$(571,480)	$445,848
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization	4,316	-
Gain on disposition of exploration Property	-	(575,000)
Gain on investment held for sale	(20,319)	(310,931)
Changes in non-cash working capital
Accounts payables (decrease) increase	143,284	(122,976)
Accrued expenses and other payables	(7,784)	-
Drilling advances	147,366	-
Other receivables (decrease) increase	(39,230)	(2,193)
Prepaid and deposits	47,923	(61,098)
Restricted cash	(159,741)	-
Contingency decrease	(164,384)
Cash used in operating activities	$(620,049	$(626,349)
Investing Activities
Purchases of other property and equipment	(21,631)	-
Proceeds - sale of investments held for sale	45,206	448,806
Proceeds from the disposition of exploration property	-	1,000,000
Oil and gas properties	(30,554)	(21,472)
Cash used for investing activities	$(6,979)	$1,427,334
Financing Activities
Due to related parties	620,355	(145,320)
Bank indebtedness	-	(43,110)
Cash from financing activities	$620,355	$188,430
Foreign exchange adjustment	8,478	(5,645)
Increase (decrease) in cash during periods	1,804	606,910
Cash beginning of periods	65,085	7,481
Cash at end of periods	$66,889,	$614,390
Interest paid during period	-	32,972
Taxes paid during period	-	-
Schedule of Non-cash Transactions
Expiration of shareholder warrants	-	62,185
Net unrealized gain (loss) on investments held for sale	$(57,814)	$(83,836)

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

In management’s opinion all of the adjustments necessary for a fair statement of the results of the interim period ended June 30, 2011 have been made, such adjustments are of a normal recurring nature.  These financial statements for the six months ended June 30, 2011 should be read in conjunction with our audited financial statements for the year ended December 31, 2010.

NOTE 2 - Going Concern

Beginning in 2010, the Company is no longer considered an exploration stage company for financial reporting purposes because it has had significant revenues from its intended principal business.

However, the Company has a history of operating losses, and an $8,228,198 accumulated deficit through June 30, 2011.  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock and/or additional borrowings to finance the Company’s operations and to achieve profitable operations through successful exploration and development of oil and gas properties.

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

NOTE 3 - Securities available for sale

At June 30, 2011 the Company held 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale.  The fair market value of these shares was estimated to be $19,350 at June 30, 2011.  During the period the Company sold 165,000 common shares for net proceeds of $45,134.

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

NOTE 4- Other Receivables

This account consists of $60,722 of receivables due from partners for property acquisition, drilling and operating costs.

The Company’s Harmonized Sales Tax receivable was $26,207 at June 30, 2011 compared to $20,403 during the same period in 2010.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

Other receivables also include amounts to be billed to the joint venture partners and rent from sublet office space.

NOTE 5 – Other Property and Equipment

Other property and equipment is recorded at original cost and depreciated using the declining balance method.  A summary of the property and equipment for the quarter ended June 30, 2011 is as follows:

June 30, 2011
Furniture and fixtures	$11,669
Computer equipment	1,933
Software	14,239
Total other property and equipment	27,841
Less: accumulated depreciation	(10,525)
Other property and equipment – net	$17,316

NOTE 6 - Foreign Exchange Rate

The impact of the cumulative effect of the unrealized monetary adjustment is accounted for in the equity section of the balance sheet. This adjustment was $142,709 loss compared to $154,103 during the same period in 2010.  A realized foreign exchange loss of $17,577 was recognized in six months ended June 30, 2011 and was accounted for as an increase of general and administrative expenses.  The realized loss for the similar period in 2010 was $22,818.

NOTE 7 – Restricted Cash

As of June 30, 2011 the Company held $159,741 in escrow received from our joint venture partners.

NOTE 8 – Drilling Advances

During 2011 the Company received drilling advances from Joint venture partners with a remaining balance of $147,366 at June 30, 2011.  These advances will be applied towards the payment of drilling costs incurred in 2011.

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

NOTE 9 - Capital Stock

Common Stock

At June 30 2011, 57,445,987 shares of the Company`s common stock was outstanding.

Employee Stock Option Plan

The following table summarizes the continuity of the Company’s stock options:

June 30, 2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	2,850,000	$0.05	4.31
Options issued during the period	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at the end of period	2,850,000	$0.05	4.31

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

NOTE 10 – Related Party Transactions

At June 30, 2011 the Company has received a zero interest loan of $620,355 from a private company owned by a Director of the Company.

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

NOTE 11 - Oil and Gas Properties

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

Capitalized costs relating to the oil and gas acquisitions and exploration activity – Canada

Net book value December 31, 2008	$435,512
Additions: during 2009	62,720
Net book value December 31, 2009	498,232
Reduced: during 2010	(18,983)
Additions: Reclamations costs	44,309
Less accumulated depreciation, depletion, amortization and impairment	(523,558)
Net book value December 31, 2010	$-

United States – California

Excelaron

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

United States - Texas

North Pasture Prospect

On December 8 2010 The Company entered into a signed Joint Operating Agreement and Participation Agreement for the first prospect in which the Company, as operator, would acquire a 25% net revenue interest upon the successful completion of the initial well subject to the acquisition of leases for the North Pasture Contract Acreage Area of San Patricio County, Texas.  On June 22, 2011 the Company acquired the leasehold rights to 245 acres increasing the total acreage of the prospect to approximately 260 acres.

Stafford Prospect

On November 26, 2010 the Company entered into signed Joint Operating Agreement and Participation Agreement, in which the Company acquired oil and gas leases in the Stafford Prospect in Jackson County, Texas.  As operator the Company acquired a 15% working interest on the successful completion of the initial well drilled on the property.

On March 6th, 2011 the Company completed the drilling of the Stafford Well #1 at the La Ward NE Field area in Jackson County, Texas. The well, located approximately 10 miles south of Ganado, was drilled to a total depth of 7,400 feet.  Initial open-hole logging indicates multiple productive zones from the Frio formation with both oil and gas shows.  Additional testing and analysis and production of several other productive zones are ongoing.  The Company will evaluate the results of this well for any potential offsetting locations in the near future.

On June 22, 2011 the Company staked the proposed location for the drilling of the Stafford Well #2 in Jackson County, Texas

Mogul Energy International, Inc.
Notes to the March 31, 2011 and 2010 Financial Statements

Capitalized costs relating to the oil and gas acquisitions and exploration activity – United States

Net book value at December 31, 2009	$425,000
Reduction: repayment by Vesta to acquire interest in Excelaron	(425,000)
Additions: related to California leases	1,396
Additions: acquisition costs related to leases for oil and gas rights in Texas	33,613
Additions: Acquisition of 15% working interest for Stafford lease	1,333
Net book value at December 31, 2010	$36,342
Reduction: Billed to joint interest partners	(33,613)
Additions: Lease acquisition costs	7,510
Additions: Geological and geophysical	1,422
Additions: Intangible drilling costs	37,947
Additions: Intangible completion costs	960
Additions: Lease and well equipment	16,328
Net book value at June 30, 2011	$66,896

NOTE 12 – Contingencies and Commitments

Office Leases

Our principal office is located at 2500 Wilcrest Drive, Suite 405, Houston, Texas, 77042, USA.  This is a sub-lease agreement that expires on June 30, 2012 at a cost of $1,193 per month.

We also have administrative offices located at 207 West Hastings Street, Suite 1111, Vancouver, British Columbia, Canada V6B 1H7. The Company sublets office space from a related party for $1,313 per month, renewable annually.

Additionally, the Company has an office at Suite 201, 47 Colborne St., Toronto, Ontario, Canada M5E 1P8.  This is a lease at a monthly cost of $8,417.

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Flow-through Financing

The Company raised a total of CAD$950,000 in 2008 on a flow-through basis.  The gross proceeds of the financing were renounced to investors at December 31, 2008 and were to be used by the Company to incur qualified Canadian exploration expenses by June 30, 2010.  The company spent CAD$154,850 on qualified capital exploration expenditures leaving a commitment of approximately CAD$795,150 that was not spent on qualified capital exploration expenditures by July of 2010.  The Company has paid $55,000 in taxes and penalties assessed by the Canadian Customs and Revenue Agency.  An additional $83,357 tax was assessed as of June 30, 2011 that is as yet unpaid.  This tax is stated under the caption “Tax, other” on the Company’s Income Statement.  The Company has paid out $171,894 to shareholders as an indemnity for tax losses they incurred.  The Company estimates that a possible $135,616 still remains to be paid to investors.

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

NOTE 13 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,445,987 for the period ended June 30, 2011.

NOTE 14 – Subsequent Events

Subsequent to the period the Company acquired 300 acres in Aransas County, Texas.

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

Cash Requirements

Further cash requirements may be necessary should we wish to participate in further development of our prospects prospect and working capital.  These funds may be raised through equity financing, debt financing, the sale of assets, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Selected Annual Financial Information

	June 30, 2011	June 30, 2010
Cash	66,889	65,085
Securities available for sale	19,350	102,052
Working capital	(562,489)	270,582
Total assets	494,375	376,567
Total liability	1,108,480	369,643
Shareholders' equity	(613,893)	6,924
Share capital	7,638,241	7,638,241
Weighted average common shares outstanding	57,445,987	57,445,987
Accumulated deficit	(8,228,198)	(7,656,718)
Cash flow from operations	(620,049)	(626,349)
Net loss	(571,480)	445,848
Loss per share	(0.01)	0.01

At June 30, 2011 we had total assets of $494,375 as compared to $376,567 as at June 30, 2010.   Total assets during the period includes a restricted cash balance of $159,741.  Working capital at March 31, 2011 was a deficit balance of $18,803 and at June 30, 2011 this deficit increased to $562,489.  The Company has received $620,355 in loans from a related party which largely account for the increase in the working capital deficit (working capital at June 30, 2010  $306,924).

As of the six months ended June 30, 2011, we had current liabilities of $972,864.  Of the liability $147,366 is for drilling advances to be used in 2011 and $620,355 consists of zero interest loans received from a related party. Current liabilities in the corresponding period of 2010 were $69,643.  Our total liabilities included an accrual of $300,000 for the potential claims at December 31, 2010.  At June 30, 2011 we have repaid claims in the amount of $165,384 with $135,616 remaining as a contingency for additional claims due to reassessments denying personal tax deductions to investors in connection with funds raised in 2008 via a flow-though financing (see Financial Statements Note 12).

	Six months ended June 30, 2011	Six months ended June 30, 2010
Revenues
Oil and gas sales	7,698	-
Management fees	5,217	-
Total revenues	12,915	-

Expenses
General & Administration:
Depreciation, depletion & amortization	4,316	-
Internet and telephone	10,625	7,999
Insurance	21,944	-
Production tax	355	-
Professional fees	122,033	109,281
Rent	27,057	36,556
Travel & Promotion	34,834	57,537
Realized foreign exchange loss	17,577	-
Wages	241,103	139,813
Other	41,513	89,798
Total General and administration expenses	(604,714)	(440,083)
Gain on disposition of exploration property		575,000
Gain on sale of securities available for sale	20,319	310,931
Service revenue	-	12,865
Net loss	(571,840)	80,951

For the three month period ended June 30, 2011 total general and administrative costs were $604,714 compared to $440,083 in the corresponding period of 2010.

Internet and telephone charges increased 33% due to communication between our new head office in Texas and our Canadian offices.  Professional fees increased largely due to increases in audit fees related to our year-end audit.

Rent expenses have decreased this period as compared to the same period last year as the Company is subletting office space in its Toronto office.

Travel and Promotions costs have decreased 40% for the period in 2011 compared to 2010 due to decreased travel and promotion expenses.  This decrease is a result of operations being predominately based in Texas.

Wages increased to $241,103 in 2011 compared to $139,813 in the corresponding period in 2010 due to the use and hiring of individuals with expertise in oil and gas development in the State of Texas.

During the six months ended June 20, 2011 the Company sold 165,000 common shares of Sea Dragon Energy Inc. for net proceeds of $45,206 leaving the Company with 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale.  The remaining shares had an estimated fair market value of $19,350 at June 30, 2011.

Cash used for operations during the period in 2011 was $620,049 (2010 loss of $626,349).  Restricted cash was $159,741 and the cash committed to drilling in 2011 was 147,366.  There were no corresponding amounts for these numbers in the comparable period in 2010.

Investing activities in the period in 2011 increased $17,322 during the period for the purchase of furniture and computer hardware for our new head office in Texas.  Proceeds from the sale of shares over the six months were $45,169 compared with $448,806 during the same period in 2010. Capitalized oil and gas assets increased $30,554 as compared to $21,472 in 210.  Investing activities in 2011 consisted of cash inflows of $620.355 zero interest loans form a related party compared to the repayment of loans and bank indebtedness in the comparable six month period in 2010.

Milestones

During the six months ended June 30, 2011

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

Stafford Well #1 has produced 707 barrels of oil over the last two months to June 30, 2011 as the Company continues testing and analyzing the production of multiple productive zones.  The Company has a 15% working interest in the Stafford Well #1.

On June 22, 2011 we staked the proposed location for drilling the Stafford Well #2 in Jackson county, Texas.

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

We have acquired leasehold rights to an additional 245 acres increasing our total acreage of the prospect to 260 acres.

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

Item 4T.            Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being September 30, 2010. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of June 30, 2011, as the result of the material weaknesses, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  For more information, see Item 9A – Controls and Procedures – in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 1A.           Risk Factors

                   There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors – in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

                   Between June 30, 2011 and December 21, 2010, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

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

Dated: August 12, 2011

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

Dated: August 12, 2011