Form 10-Q
period 2011-09-30
Mogul Energy International, Inc.
filed 2011-11-14
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of October 30, 2011, there were 57,505,987 common shares outstanding.

PART I
Mogul Energy International, Inc.

Financial Statement Index

Index

Mogul Energy International, Inc.
Balance Sheets
(expressed in U.S. dollars)

	September 30, 2011 (Unaudited)	December 31, 2010
Assets:
Current
Cash	$69,333	$65,085
Investments held for sale	11,765	102,052
Prepaid and deposits	74,666	100,477
Other receivables	192,009	72,611
Restricted funds	430,929	-
Total current assets	778,703	340,225
Non-current
Oil and gas properties	93,533	36,342
Other property and equipment – net	15,477	-
Total Assets	$887,713	$376,567

Current Liabilities:
Accounts payable	$150,613	$31,537
Accrued expenses and other payables	45,870	38,106
Drilling advances	457,321	-
Due to related parties	818,281	-
Total current liabilities	1,472,085	69,643
Contingencies and commitments	115,280	300,000
Total Liabilities	1,587,365	369,643

Shareholders’ Equity:
Accumulated deficit	$(8,411,640)	$(7,656,718)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: 57,505,987 shares at 09/30/11 and 57,445,987 at 12/31/10)	5,804	5,744
Additional paid-in capital	7,639,981	7,638,241
Warrants & Options:	114,000	144,000
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(39,242)	(151,187)
Other comprehensive income (loss)	(8,552)	56,844
Total Shareholders’ Equity	(699,652)	6,924
Total Shareholders’ Equity and Liabilities	887,713	$376,567

The Notes are an integral part of the Financial Statements

Index

Mogul Energy International, Inc.
Statements of Operations
For the Nine Months Ended September 30, 2011 and 2010
(expressed in U.S. dollars)
Unaudited

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue:
Oil and gas sales	3,220	-	10,918	-
Management fees	3,668	-	8,885	-
Total revenue	6,887		19,802	-
Expenses:
Lease operating expense	150	-	194	-
Production tax	148	-	503	-
Depreciation, depletion and amortization	4,089	-	8,405	-
General and administrative	127,389	574,920	334,782	816,745
Salaries and wages	129,901	29,296	366,002	222,544
Stock based compensation	1,800	-	1,800	-
Taxes, other	-	-	83,357	-
Total expenses	(263,477)	(599,216)	(795,043)	(1,039,299)
Other income and expenses
Gain on sale of oil and gas properties	-	-	-	575,000
Gain on sale of investment held for sale	-	-	20,319	310,931
Net income (loss) for the periods	$(256,590)	$(599,216)	$(754,922)	$(153,368)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$(7,585)	$349,238	$(65,400)	$85,026
Foreign exchange adjustment	43,537	15,771	111,945	(16,749)
Total other comprehensive gain (loss) for the periods	$35,952	$365,009	$46,545	$68,277

Total comprehensive net gain (loss) for the periods	$(220,638)	$158,667	$(708,377)	$(85,091)

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding	57,460,987	57,445,987	57,460,987	57,445,987

The Notes are an integral part of the Financial Statements

Index

Mogul Energy International, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Expressed in U.S. dollars)
Unaudited

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Operating Activities
Net income (loss) for periods	$(754,922)	$(153,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization	8,405	-
Gain on disposition of exploration Property	-	(575,000)
Gain on investment held for sale	(20,319)	(310,931)
Stock based compensation	1,800
Changes in non-cash working capital
Accounts payables (decrease) increase	119,076	(179,767)
Accrued expenses and other payables	7,764	-
Drilling advances	457321	-
Other receivables (decrease) increase	(119,398)	(4,150)
Prepaid and deposits	25,811	(37,054)
Restricted cash	(430,929)	-
Contingency decrease	(184,720)	303,457
Cash used in operating activities	$(890,112)	$(955,677)
Investing Activities
Purchases of other property and equipment	(23,881)	-
Proceeds - sale of investments held for sale	45,206	448,804
Proceeds from the disposition of exploration property	-	1,000,000
Oil and gas properties	(57,191)	5,389
Cash used for investing activities	$(35,866)	$(1,454,191)
Financing Activities
Due to related parties	818,281	(145,320)
Bank indebtedness	-	(43,143)
Cash from financing activities	$818,281	$(188,463)
Foreign exchange adjustment	111,945	(16,740)
Increase (decrease) in cash during periods	4,248	310,052
Cash beginning of periods	65,085	7,481
Cash at end of periods	$69,333	$299,648
Interest paid during period	-	32,972
Taxes paid during period	-	-
Schedule of Non-cash Transactions
Expiration of shareholder warrants	-	132,738

The Notes are an integral part of the Financial Statements

Index

Mogul Energy International, Inc.
Notes to the September 30, 2011 and 2010 Financial Statements

Mogul Energy International, Inc. (the “Company”), was formed in the state of Delaware on July 25, 2005 and is focused on oil and gas acquisition, exploration, development and production activity primarily in the State of Texas.  The Company’s business strategy is focused on building a portfolio of prospective oil and gas properties that are close in proximity to areas containing known oil and gas reserves.  By securing industry partners on a promoted basis where practical, the Company is also able to minimize the exploration risk contained within its oil and gas property portfolio.  In addition, the Company strives to be the operator, so it can control the operations, timing, scope and financial obligations with respect to its oil and gas exploration, development and production operations.

In management’s opinion all of the adjustments necessary for a fair statement of the results of the interim period ended September 30, 2011 have been made, such adjustments are of a normal recurring nature.  These financial statements for the nine months ended September 30, 2011 should be read in conjunction with our audited financial statements for the year ended December 31, 2010.

NOTE 2 – Basis of Presentation and Use of Estimates

Going Concern

The Company has a history of operating losses, including an accumulated deficit of $8,411,640 through September 30, 2011.  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock, additional borrowings, the sale in whole or partial property interests, or a combination thereof to finance the Company’s future operations.

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

NOTE 3 - Securities available for sale

At September 30, 2011 the Company held 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale.  The fair market value of these shares was estimated to be $11,765 at September 30, 2011.  The Company sold 165,000 common shares for net proceeds of $45,134 during the preceding nine months.

Index

Mogul Energy International, Inc.
Notes to the September 30, 2011 and 2010 Financial Statements

NOTE 4- Other Receivables

At September 30, 2011, Other Receivables of $192,009 included $154,809 of receivables due from partners for property acquisition, drilling and operating costs and $21,041 covering the Company’s Harmonized Sales Tax (“HST”) Receivable.  At September 30, 2010, Other Receivables were $72,611 and  included HST Receivable of $22,361.  The HST Receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount the HST Receivable to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable, management does not consider an allowance for doubtful accounts to be necessary.

Other receivables at September 30, 2011 included accrued revenue, maintenance fees and rent receivable from sublet office space.

NOTE 5 – Property, Plant and Equipment

Oil and Gas Properties

The Company’s capitalized oil and gas properties are located solely in the United States. A summary of capitalized oil and gas property costs follows:

Net book value at December 31, 2009	$425,000
Reduction: repayment by Vesta to acquire interest in Excelaron	(425,000)
Additions: related to California leases	1,396
Additions: acquisition costs related to leases for oil and gas rights in Texas	33,613
Additions: Acquisition of 15% working interest for Stafford lease	1,333
Net book value at December 31, 2010	$36,342
Reduction: Billed to joint interest partners	(33,789)
Additions: Lease acquisition costs	15,668
Additions: Geological and geophysical	1,441
Additions: Intangible drilling costs	42,288
Additions: Intangible completion costs	14,185
Additions: Lease and well equipment	17,398
Net book value at September 30, 2011	$93,533

Index

Mogul Energy International, Inc.
Notes to the September 30, 2011 and 2010 Financial Statements

Other Property and Equipment

Other property and equipment is recorded at original cost and depreciated using the declining balance method.  A summary of the property and equipment for the quarter ended September 30, 2011 is as follows:

September 30, 2011
Furniture and fixtures	$11,669
Computer equipment	1,933
Pump equipment	2,250
Software	14,239
Total other property and equipment	30,091
Less: accumulated depreciation	(14,616)
Other property and equipment – net	$15,477

The Company did not have any capitalized other property and equipment at September 30, 2010.

NOTE 6 - Foreign Exchange Rate

The impact of the cumulative effect of the unrealized foreign currency exchange gain or loss is accounted for in the equity section of the balance sheet. This adjustment included an unrealized foreign exchange loss of $39,242 for the nine months ended September 30, 2001, as compared to an unrealized foreign exchange loss of $165,207 during the same period in 2010.  A realized foreign exchange loss of $17,444 was recognized in nine months ended September 30, 2011 and was accounted for as an increase of general and administrative expenses.  The realized foreign exchange loss for the same period in 2010 was $23,404.

NOTE 7 – Restricted Cash

As of September 30, 2011 the Company held $430,929 in escrow received from our joint venture partners.  The Company had no restricted cash at December 31, 2010.

NOTE 8 – Drilling Advances

During 2011 the Company received drilling advances from Joint venture partners with a remaining balance of $457,321 at September 30, 2011.  These advances will be applied towards the payment of drilling costs incurred in 2011.

NOTE 9 - Capital Stock

Common Stock

At September 30 2011, 57,505,987 shares of the Company`s common stock was outstanding.  During the nine months the Company issued 60,000 shares to an officer and director of the Company for compensation.

Index

Mogul Energy International, Inc.
Notes to the September 30, 2011 and 2010 Financial Statements

Employee Stock Option Plan

The following table summarizes the continuity of the Company’s stock options:

September 30, 2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	2,850,000	$0.05	4.06
Options issued during the period	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at the end of period	2,850,000	$0.05	4.06

On October 22, 2010 the Company granted 2,850,000 fully vested stock options to directors, officers, employees and contractors.  These options will expire on October 22, 2015.  The fair value of the options is $0.04 calculated using the Black-Scholes method:  risk free rate 1.1%, share price $0.04, strike price $0.05, volatility 215%, and dividend yield 0.00.

Preferred Stock

The Company’s Articles of Incorporation authorize its Board of Directors, without approval from the common shareholders, to issue 10,000,000 shares of preferred stock in any series, rights and preferences as determined by the Board. Preferred shares may be issued that have greater voting rights than the common stock, which may dilute the value of any outstanding shares of common stock.  There was no preferred stock issued or outstanding at September 30, 2011 or 2010.

NOTE 10 – Related Party Transactions

At September 30, 2011 the Company had a zero interest loan of $818,713 from a private company owned by a Director of the Company.

On January 26, 2011, the Company entered into a Stafford Area Participation Agreement with Aura Oil Holdings Ltd. (“Aura”), a privately owned corporation organized under the laws of Bermuda. Pursuant to the terms of the Stafford Area Participation Agreement, Aura purchased an 8.3333% interest in the Company’s oil and gas leases, leasehold rights, and rights to participate in the development of oil, gas and other related substances in the Stafford Prospect for $75,521.  The Company’s Chairman is the sole shareholder of Aura.

The Company sub leases office space in its Toronto location to a related party with directors in common.

NOTE 11 – Contingencies and Commitments

Office Leases

Our principal office is located at 2500 Wilcrest Drive, Suite 405, Houston, Texas, 77042, USA.  This is a sub-lease agreement that expires on June 30, 2012 at a monthly rate of $1,497.08 per month.

Index

Mogul Energy International, Inc.
Notes to the September 30, 2011 and 2010 Financial Statements

We also have administrative offices located at 207 West Hastings Street, Suite 1111, Vancouver, British Columbia, Canada V6B 1H7. The Company sublets office space from a related party for $1,313 per month, renewable annually.

Additionally, the Company has an office at Suite 201, 47 Colborne St., Toronto, Ontario, Canada M5E 1P8.  This is a lease at a monthly cost of $8,417.  This space is also subleased to related parties at a rate of $8,000 per month.

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Flow-through Financing

The Company raised a total of CAD$950,000 in 2008 on a flow-through basis.  The gross proceeds of the financing were renounced to investors at December 31, 2008 and were to be used by the Company to incur qualified Canadian exploration expenses by June 30, 2010.  The company spent CAD$154,850 on qualified capital exploration expenditures leaving a commitment of approximately CAD$795,150 that was not spent on qualified capital exploration expenditures by July of 2010.  The Company has paid $55,000 in taxes and penalties assessed by the Canadian Customs and Revenue Agency.  An additional $83,357 tax was assessed as of June 30, 2011 that is as yet unpaid.  This tax is stated under the caption “Tax, other” on the Company’s Income Statement.  The Company has paid out $171,894 to shareholders as an indemnity for tax losses they incurred.  The Company estimates that a possible $115,280, still remains to be paid to investors.

NOTE 12 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 57,460,987 for the period ended September 30, 2011.

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

Overview

Mogul Energy International, Inc. (the “Company”), was formed in the state of Delaware on July 25, 2005 and is focused on oil and gas acquisition, exploration, development and production activity primarily in the State of Texas.  The Company’s business strategy is focused on building a portfolio of prospective oil and gas properties that are close in proximity to areas containing known oil and gas reserves.  By securing industry partners on a promoted basis where practical, the Company is also able to minimize the exploration risk contained within its oil and gas property portfolio.  In addition, the Company strives to be the operator, so it can control the operations, timing, scope and financial obligations with respect to its oil and gas exploration, development and production operations.

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

Index

Selected Annual Financial Information

	September 30, 2011	September 30, 2010
Cash	69,333	299,648
Securities available for sale	11,765	84,607
Working capital	(782,270)	453,516
Total assets	887,713	984,030
Total liability	1,587,365	342,262
Shareholders' equity	(699,652)	641,768
Share capital	7,645,785	7,351,485
Weighted average common shares outstanding	57,460,987	57,445,987
Accumulated deficit	(8,411,640)	(6,875,273)
Cash flow from operations	(890,112)	(956,814)
Net loss	(54,922)	(153,368)
Loss per share	(0.01)	(0.00)

At September 30, 2011 we had total assets of $887,713, as compared to $984,030 at September 30, 2010.   Working capital at September 30, 2011 was negative $782,270 and excludes restricted cash and drilling advances of $430,929 and $457,321, respectively.  The accumulated deficit balance has grown to $8,411,640 from $6,875,273 in the comparable prior period due to continued net losses.  The Company received $818,281 in loans from a related party, which largely accounts for the increase in liabilities and the working capital deficit at September 30, 2011 as compared to the working capital deficit of $342,262 at September 30, 2010.  These related party loans have no interest due and are convertible into the Company’s common stock at the Company’s option.

At September 30, 2011, we had  total current liabilities of $1,587,365, including $457,321 for drilling advances and $818,281 for zero interest loans received from a related party.  Our total liabilities included an accrual of $115,289 for the potential claims remaining as a contingency due to reassessments denying personal tax deductions to investors in connection with funds raised in 2008 via a flow-though financing (see Financial Statements Note 11).   Current liabilities in the corresponding period of 2010 were $342,262.

Capitalized oil and gas assets increased to $93,533 at September 30, 2011 as compared to $36,342 at September 30, 2010.  The Increase was principally associated with our 15% working interest for the two wells drilled on the Stafford property.

Cash used for operations during the nine months ended September 30, 2011 was $890,112, as compared to $956,814 during the same period of 2010.  The Company continues to focus on developing its property interests in Texas.  The Company’s projects in Saskatchewan, Canada have been terminated pending completion of reclamation operations.

Index

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Revenues
Oil and gas sales	10,918	-
Management fees	8,885	-
Total revenues	19,802	-

Expenses
General & Administrative:
Depreciation, depletion & amortization	8,405
Interest expense	-	32,972
Internet and telephone	14,106	9,659
Insurance	29,009	-
Production tax	503	-
Professional fees	125,945	190,998
Lease operating expenses	194
Lease reclamation expenses	4,499	59,737
Rent	44,566	61,079
Travel and Promotion	37,562	85,558
Tax on flow-through funds	83,357	18,722
Realized foreign exchange loss	(17,444)	23,404
Wages	367,802	234,794
Stock based compensation	1,800
Other	94,739	55,626
Total expenses	795,043	(772,549)
Deferred indemnity charge		(266,750)
Gain on disposition of exploration property		575,000
Gain on sale of securities available for sale	20,319	310,931
Service revenue
Net loss	(754,922)	(153,368)

Revenues from oil and gas production for the nine month period ended September 30. 2011were $10,918 and management fees as operator were $8,885. There were no revenues in the comparable period in 2010.

For the nine month period ended September 30, 2011 total general and administrative costs were $795,043, relatively flat, as compared to $772,549 in the corresponding period of 2010.

Internet and telephone charges increased 46% period-on-period due to increased communication costs between our new head office in Texas and our Canadian offices.  Insurance costs were $29,009 for the nine months ended September 30, 2011 as compared to nil for the same period of 2010. Professional fees decreased period-on-period, as the company used fewer consultants during the first nine months of 2011, as compared to the same period of 2010. Lease reclamation costs were $4,499 for the nine months ended September 30, 2011, a significant decrease over $59,737 for the same period of 2010, as the Company wound down its Canadian oil and gas operations. Rent expense decreased period-on-period, as the Company began subletting a portion of its office space at its Toronto location during 2011. Travel and Promotions costs have decreased period-on-period from $85,558 to $37,562, as the company narrowed its business focus to its properties in Texas. Travel and promotion costs may increase during future periods as management continues its efforts to grow the Company’s business. Wages increased to $367,802 during the nine months ended September 30, 2001, as compared to $234,794 in the same period of 2010 due to the hiring of additional individuals with expertise in oil and gas development in Texas during the first nine months of 2011.

During the nine months ended September 30, 2011 the Company sold 165,000 common shares of Sea Dragon Energy Inc. (TSXV: SDX) for net proceeds of $45,206 leaving the Company with 135,000 common shares of Sea Dragon Energy Inc. This investment is accounted for as held for sale.  The remaining shares Sea Dragon Energy Inc. had an estimated fair market value of $11,765 at September 30, 2011.

Index

Milestones - During the nine months ended September 30, 2011

Stafford Prospect, Jackson County, Texas

On November 26, 2010, we entered into a Joint Operating Agreement and a Participation Agreement with C. H. Squyres Family, LLC, Fossil Oil Company LLC and certain other individuals who are signatories thereto to develop an extension to the La Ward NE Field in Jackson County (Stafford Prospect).  This agreement provides for the shared costs in the acquisition of oil and gas leases in the Stafford Prospect.  As operator, we  participate in the drilling of the initial well with an 8.89% working interest and will acquire a 6.11% promoted interest resulting in our having a 15.00% working  interest upon the successful completion of the initial well drilled on the property.  Each participant would also pay the same percentage costs for the next well as was paid on the first well.

On March 6th, 2011, we completed the drilling of the Stafford Well #1 at the La Ward NE Field area in Jackson County, Texas.  The well was drilled to a total depth of 7,400 feet.  Initial open-hole logging indicates multiple productive zones from the Frio formation with both oil and gas shows.  The deepest prospective oil zone shows a structural sand 10 feet higher to an offsetting productive well with a sand thickness of 5 ½ feet with a 33% porosity and 20% water saturation.  Additional tests and analysis of the several other productive zones will continue while the casing is installed, cemented and surface equipment are put into place.  We have had some intermittent production as we evaluate production from various zones.

Stafford Well #1 has produced a gross amount 1,048 barrels of oil through September 30, 2011.   The Company continues to test and analyze the production of multiple productive zones in this well.  The Company has a 15% working interest in the Stafford Well #1.

We completed drilling of the Stafford #2 well at the end of the quarter.  The well is located approximately 600 feet west of the Stafford #1 well.  Open-hole logging indicated the potential of eight productive zones from the Frio formation with a cumulative thickness of 49 feet of pay of both oil and gas shows and further indicating several zones structurally higher than the Stafford #1 well.  Unanimous consent was secured form all partners to complete the well as a viable producing well on September 23rd.

North Pasture Prospect – San Patricio County, Texas

On December 8, 2010, we entered into a Joint Operating Agreement and a Participation Agreement with Global Oil and Gas Resources Inc., Dolimiti Partners LLC, Indian Lane Asso., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto for the first prospect known as the North Pasture Prospect in San Patricio County, Texas.  Subject to the continued acquisition of the mineral leases in the area, we, as operator, would pay no proportionate cost for the drilling of the well and would earn a 25% net working interest upon the successful completion of the initial well.  We have acquired leasehold rights to an additional 245 acres increasing our total acreage of the prospect to 260 acres. We are currently in negotiations with drilling companies to spud the well in the fourth quarter

Saskatchewan Exploration Program

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

Index

Material Asset Purchases and Sales

Excelaron Interest

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

Sea Dragon Energy Inc.

At September 30, 2011 the Company held 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale.  The fair market value of these shares was estimated to be $11,765 at September 30, 2011.  The Company sold 165,000 common shares for net proceeds of $45,134 during the preceding nine months.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in thereport on the annual financial statements for the period ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements for the period ended December 31, 2010, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Index

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

Management’s Evaluation of Disclosure Controls and Procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being September 30, 2011. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of September 30, 2011, as the result of the material weaknesses, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.  For more information, see Item 9A – Controls and Procedures – in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Index

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A – Risk Factors – in Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between September 30, 2011 and December 31, 2010, the Company did not sell any equity securities of the Company which were not registered under the Securities Act.

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

Index

(14)	Code of Ethics
14.1	Code of Ethics

(23)	Consents of Experts and Counsel
23.1	Consent of Jorgensen & Co.

(31)	Certifications
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

(101)
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Timothy J. Turner

By: Timothy J. Turner, President
(Chief Executive Officer)

Dated:  November 14, 2011

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

Dated:  August 14, 2011