Form 10-K
period 2011-12-31
Mogul Energy International, Inc.
filed 2012-04-11
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $1,311,213.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as at December 31, 2011, based on the average bid and asked price of such common equity as quoted on the Over-the-Counter Bulletin Board (OTCBB) on December 31, 2010 (average was $0.01), was $437,671.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.As of March 24, 2012, there were 11,513,198 common shares outstanding.

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

None

FORM 10-K

Mogul Energy International, Inc.

DECEMBER 31, 2011

GLOSSARY OF SELECTED OIL AND GAS TERMS

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this report. As used in this document:

3-D seismic. An advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

After payout – With respect to an oil or natural gas interest in a property, refers to the time period after which the costs to drill and equip a well have been recovered.

BOE. Means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

Bbl. One barrel, or 42 U.S. gallons of liquid volume.

Before payout – With respect to an oil and natural gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

Completion. The installation of permanent equipment for the production of oil or gas.

Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry hole. A well found to be incapable of producing hydrocarbons in sufficient quantities to justify completion as an oil or gas well.

Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.

Gross acres or wells. Refers to the total acres or wells in which the Company has a working interest.

Horizontal drilling. A drilling technique that permits the operator to contact and intersect a larger portion of the producing horizon than conventional vertical drilling techniques and may, depending on the horizon, result in increased production rates and greater ultimate recoveries of hydrocarbons.

MBbls. One thousand barrels.

MBOE. One thousand BOEs.

Mcf. One thousand cubic feet.

MMcf. One million cubic feet.

NGLs. Natural gas liquids.

Net acres or wells. Refers to gross the sum of fractional ownership working interest in gross acres or wells.

Oil. Crude oil or condensate.

Operator. The individual or company responsible for the exploration, development and production of an oil or gas well or lease.

Present value of proved reserves (“PV-10”). The present value of estimated future revenues, discounted at 10% annually, to be generated from the production of proved reserves determined in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to (i) estimated future abandonment costs, net of the estimated salvage value of related equipment, (ii) non-property related expenses such as general and administrative expenses, debt service and future income tax expense, or (iii) depreciation, depletion and amortization.

Blowout: An uncontrolled flow of formation fluids at the surface. This will occur when the formation pressures exceed the pressure exerted by the column of drilling fluid and a failure of the safety systems in the borehole and at the surface.

Surface Cratering: The physical result of a blowout in and around the borehole, either by the explosive effect of the hydrocarbons or the liquefaction of the near surface sediments causing the sediments and/or rig to sink into the ground.

Embedded Oilfield Drilling and Service Tools: The result of subsurface oilfield tools (drillpipe, casing, logging sondes, etc.) becoming lodged or stuck in the borehole and unable to be moved or removed from the borehole.

Carried Interest: A fractional interest in an oil and gas property conveyed or assigned to another party by the other working interest owners. It is exempt from all costs of development and operation of the property, generally up to a specific point in the well (e.g. “to casing point”, “to well completion”).

Cased Hole (CH) Logs: Wireline-run sondes run in the borehole after casing has been set and cemented. These tools are used as post-drilling evaluation of wellbore integrity, monitoring of formation fluid contacts and to assist in reservoir management.

Open Hole (OH) Logs: Wireline-run sodes run in the borehole before casing is set and cemented. These tools are used to evaluate the subsurface formations for hydrocarbon–bearing intervals, and to provide formation parameters (porosity, fluid saturations, etc.) to assist in production activities.

Productive Zones: Intervals in the subsurface that contain hydrocarbons which can be produced at a rate which is deemed commercial.

Successful Completion: The initiation of production activities following the; 1) evaluation of the formation of interest, 2) preparation of the borehole for production, 3) running of the required production equipment into the borehole, and 4) installation of the surface production facilities.

Proportionate Cost: That percentage of the total cost of a well, generally up to a specific point in the well (e.g. “to casing point”, “to well completion”), which one interest owner is not responsible for, based on the contractual agreement of all the interest owners.

Prospective: Subsurface formations have unique parameters (porosity, thickness, hydrocarbon saturation, areal extent, etc.) which delineate it from other subsurface formations. Such formations would be under consideration for possible hydrocarbon production.

Oil and Gas Shows: Surface and/or subsurface indications of potential hydrocarbon-bearing intervals.

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

Our current focus is to acquiring leases and operating joint venture projects in the United States, specifically in the state of Texas.

Description of Business

Our business strategy is to acquire interest in, and/or to operate oil and gas properties that have existing or the high potential of oil and or natural gas reserves.  Existing well bores with proven oil and gas reserves can usually be purchased for a fraction of the original cost to drill and complete a new well. Property purchased with proven reserves reduce the risk of not finding hydrocarbons and are economically viable to develop due to the elimination of the associated cost of finding the hydrocarbons. After the property has been purchased, the primary cost for establishing new production is the re-completion cost.

We currently use third-party providers to engage in most if not all of any oil and gas producing activities in which we may engage if our properties reveal the potential for such activity in the future.

Core Properties

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

North Pasture Prospect – San Patricio County, Texas

On December 8, 2010 we entered into a Joint Operating Agreement and a Participation Agreement with Global Oil and Gas Resources Inc., Dolimiti Partners LLC, Indian Lane Assoc., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto for the first prospect known as the North Pasture Prospect in San Patricio County, Texas.  Subject to the continued acquisition of the mineral leases in the area, we, as operator, would pay no proportionate cost for the drilling of the well and would earn a 25% net working interest upon the successful completion of the initial well.

Mud Flats – Aransas County, Texas

On December 22, 2011 we commenced drilling operations of our third well, Werland Heirs #1 in the Mud Flats Field, Aransas County Texas in which we have a 25% carried interest.

See also “ITEM 8B. OTHER INFORMATION” below.

We presently continue to seek out property acquisitions in the United States and to dispose of property interests in which we no longer have any exploratory or development interest.

Employees

As of December 31, 2011, we had 4 full time employees.  We hire part-time employees and/or independent consultants as required.  We will continue to rely on independent contractors as needed.  If we are successful in any future drilling programs, we may retain additional employees or consultants or convert existing consultants into full time employees as may be required.

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

We were organized on July 25, 2005; since inception we have a history of operating losses, and a $8,686,186 accumulated deficit through December 31, 2011.  We expect to incur substantial operating losses for the foreseeable future, as well.

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

We are in the exploration and development stage of our business. We have engaged in preliminary exploratory activities, review of data pertaining to our properties, the establishment of initial exploration plans, and the drilling of five (5) wells. Our preliminary exploratory activities have, to date, resulted in one “dry-hole” drilled on the Fairlight Prospect, and two dry holes in our Freehold properties and one non-commercial hole drilled on the EWA Concession, Egypt. We have discontinued our efforts in Saskatchewan, Canada and Egypt.  Our current focus has been on the Upper Gulf Coast of Texas and initial activities have met with the successful drilling and preliminary testing of the first three of our four wells drilled in the program and we anticipate we will continue to be successful.  We have a very limited operating history upon which you can evaluate our business and prospects.  Accordingly, you should consider and evaluate our business prospects by considering the risks associated with our early stage status and lack of operational experience.

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

Numerous risks affect our drilling activities, including the risk of drilling non-productive wells or dry holes.  The cost of drilling, completing and operating wells, and of installing production facilities and pipelines is often uncertain.  Also, our drilling operations could diminish or cease due to a number of factors, including any of the following:

•	title problems;

•	weather conditions;

•	fires;

•	explosions;

•	blow-outs and surface cratering;

•	uncontrollable flows of underground natural gas, oil and formation water;

•	natural disasters;

•	pipe or cement failures;

•	casing collapses;

•	embedded oilfield drilling and service tools;

•	abnormally pressured formations;

•	environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

•	noncompliance with governmental requirements; and/or new unanticipated governmental requirements

•	shortages or delays in the delivery or availability of material, equipment or fabrication yards.

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

In periods of increased drilling activity resulting from high commodity prices, demand exceeds availability for drilling rigs, and personnel experienced in the oil and gas industry in general.  This may lead to difficulty and delays, especially in light of our limited resources and operations, in consistently obtaining services and equipment from vendors, obtaining drilling rigs and other equipment at favorable rates, and scheduling equipment fabrication at factories and fabrication yards. This, in turn, may lead to projects being delayed or experiencing increased costs.

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

While we have reserves from which we are currently producing to date we have not formally established reserves on any of our properties. We endevour to find, acquire and develop oil and gas reserves in Texas.  We have drilled four wells, three of which were were proven economical. However, there is no guarantee that such activities will lead to the identification of additional drill sites or, if identified and wells are drilled, that we will find reserves that we can economically produce. Future drilling activities will subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only as a result of dry holes, which we have experienced, but also from productive wells that do not produce sufficient oil to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and not all wells produce oil and gas. As a result, we may not recover all or any portion of our investment.

If we do not establish reserves and or obtain additional financing, we may not be able to satisfy our substantial capital requirements and may be required to cease or curtail our operations.

If we identify additional drilling targets, we will require substantial capital to continue our exploration efforts and to acquire oil and gas interests; we currently need to fund our 2012 capital and exploration budget;

If we cannot generate sufficient cash flow from operations or raise funds externally in the amounts and at the times needed, we may not be able to discover reserves or meet our financial obligations.  If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease or curtail our operations, which could have a materially adverse impact on the market price of our stock.

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

To date we have funded our capital requirements primarily from the offer and sale of our equity securities through the offer and sale of our common stock.  We will need to raise additional capital to fund any future drilling activities.  Our ability to do so may be adversely affected by any decrease of prices of, and demand for, natural gas and oil. Historically, the markets for natural gas and oil have been volatile and this volatility is likely to continue in the future. The potential profitability of oil and gas properties is dependent upon many factors beyond our control.  Prices for natural gas and oil may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the price of foreign imports;

•	overall domestic and global economic conditions;

•	political and economic conditions or hostilities in oil producing regions

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	development of alternate technologies; and

•	the price and availability of alternative fuels.

If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease or curtail our operations, which could have a materially adverse impact on the market price of our stock.   Additionally, due to world-wide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.  Moreover, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

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

Oil and gas operations, including our contemplated drilling activities, are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company.

Our oil and gas operations in United States, Canada (and previously Egypt) are subject to local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Although we have drilled three successful wells in which we have interests, we have not yet established official reserve estimates.  Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few of the properties that are explored are ultimately developed into producing oil and/or gas wells.

Although we currently maintain insurance against potential losses and unexpected liabilities, the amount of such insurance coverage may not be sufficient to cover all such losses and liabilities.

Our operations are subject to inherent casualty risks such as blowouts, fires and explosions.. If any such event occurred, we could be subject to substantial financial losses due to personal injury, property damage, environmental discharge, or suspension of operations. The impact on us of one of these events could be significant. Although we currently maintain insurance against potential losses and unexpected liabilities, there is no assurance that the amount of such coverage will be adequate to protect us against all operational risks.

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

To a large extent, we depend on the services of the founders of the Company, and other senior management, advisors, joint partners and personnel. These individuals have critical and unique knowledge of our operations that facilitate the evaluation and acquisitions of existing and potential properties in Canada and the United States.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  We do not have key man insurance on any of our employees.  The loss of these experienced personnel could have a material adverse impact on our financial condition or operations.

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

We currently have one full-cost pool in the United States. Depletion and amortization of the full-cost pools will be computed using the units of production method based on proven reserves, if any, as determined by the aforementioned activities.

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

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us, which, in turn, may adversely affect our ability to continue our operations.

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

Moreover, since our inception, we have acquired our property interests from entities controlled by or in which certain of our shareholders and directors have or may have an interest. We did not seek to obtain an independent evaluation of the fairness of the terms and conditions related to our acquisition of these properties. Such terms and conditions may prove to be financially more onerous than if we had acquired such properties from unrelated third parties; and, ultimately may result in the loss of our interests in such properties.

We have agreements in respect of our properties, but our properties may be subject to prior unregistered agreements, or transfers which have not been recorded or detected through title searches, and are subject to a governmental right of participation, resulting in a possible claim against any future revenues generated by such properties.

We have agreements with respect to our oil and gas properties and we believe our interests are valid and enforceable, although we have not obtained an opinion of counsel or any similar form of title opinion to that effect.  These agreements do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, or transfers that have not been recorded or detected through title research.  If the interests in our properties are challenged, we may have to expend funds defending any such claims and may ultimately lose some or all of any revenues generated from the properties if we lose our interest in such properties.

One of our directors is located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

A minority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against our directors or officers.

Risks Related to our Common Stock

Our stock price historically has been volatile and may continue to be volatile.

The market price of our common stock has been and is expected to continue to be highly volatile. Factors, many of which are beyond our control, include, in addition to other risk factors described in this section, the announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, and general economic, industry and market conditions may have a significant impact on the market price of our stock. In addition, the future sales of shares of our common stock by our shareholders, the holders of our outstanding warrants and options, could have an adverse dilutive effect on our outstanding shares and the market price of such shares.

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

We currently intend to retain future earnings, if any, to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase the Company’s shares.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, each with a par value of $0.01. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be diluted. The result of this could reduce the value of your stock.

We may issue preferred stock, which may have greater rights than our common stock.

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

Our common stock is quoted on the Financial Industry Regulatory Authority’s Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “<MGUY.PK>.” The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and trade volumes in over-the-counter securities. Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

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

Our Offices

Our principal office is located at 2500 Wilcrest Drive, Suite 405, Houston, Texas, 77042.  This is an 18 month sub lease agreement, at a cost of $1,497.08 per month, until June 30, 2012.

We also have administrative offices located at 207 West Hastings Street, Suite 1111, Vancouver, British Columbia, Canada V6B 1H7.  We sublet office space from a related party for $1,313 per month, renewable annually.

Additionally, we have an office at Suite 201, 47 Colborne St., Toronto, Ontario, Canada M5E 1P8.  This is a five year lease at a monthly cost of $9,500.

Our premises are adequate for our current operations, and we do not anticipate that we will acquire or lease additional premises in the foreseeable future. See Note 11 to Financial Statements.

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

On November 28, 2011 we completed the Stafford #2 an offset well 600 feet west of Stafford #1,  The well initially flowed at a rate of 50 to 70 barrels of oil per day and 40,000 to 60,000 cubic feet of gas on a 8/64” at approximately 650 psi.  The well subsequently lost pressure and artificial lift equipment was installed in February of 2012 and production flow levels are being optimized at the present time..  .

North Pasture Prospect – San Patricio County, Texas

On December 8, 2010 we entered into a Joint Operating Agreement and a Participation Agreement with Global Oil and Gas Resources Inc., Dolimiti Partners LLC, Indian Lane Assoc., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto for the first prospect known as the North Pasture Prospect in San Patricio County, Texas.  Subject to the continued acquisition of the mineral leases in the area, we, as operator, would pay no proportionate cost for the drilling of the well and would earn a 25% net working interest upon the successful completion of the initial well.

Drilling of the Kunitz #1 Well on our North Pasture property was commenced on January 31, 2012.  Drilling was successfully completed on February 17, 2012.  The open-hole log indicated potentially productive zones.  Casing has been run and we are currently analyzing all prospective zones as additional cased hole logs are run and surface completion efforts are coordinated.

Mud Flats – Aransas County, Texas

On December 22, 2011 we commenced drilling operations of our third well, Werland Heirs #1 in the Mud Flats Field, Aransas County Texas in which we had a 25% carried interest.  While the well proved structurally accurate, hydrocarbon volumes in the prospective zones were calculated too low, thus making the well uneconomical to complete.  The adjoining acreage within the Mud Flats Prospect is still considered prospective and is currently being studied by us for alternative drilling locations based on the information gained from the Werland Heirs #1well.

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

Market Information

On February 27, 2012, pursuant to approval granted by a majority of the shares voted at a special meeting held on February 15, 2012, we filed a Restated Certificate of Incorporation with the Secretary of the State of Delaware to effect a one-for-five reverse stock split, with the fractional shares being rounded up to the nearest whole share.  The effect reduced the number of shares from 57,565,987 common shares outstanding to 11,513,198 common shares outstanding.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MGUY,” and on the Frankfort Stock Exchange under the symbol BKX.  As of March 24, 2012, there were 11,513,198 common shares issued and outstanding.

Our stock began trading on the OTCBB on July 11, 2007.  The following table sets forth the range of high and low bid information for our Common Stock for the periods indicated below. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

OTC Bulletin Board Sales Prices for MGUY
Quarter Ended	High	Low
March 31, 2010	0.08	0.03
June 30, 2010	0.04	0.02
September 30, 2010	0.04	0.02
December 30, 2010	0.05	0.02
March 31, 2011	0.08	0.02
June 30, 2011	0.05	0.02
September 30, 2011	0.04	0.03
December 30, 2011	0.05	0.01

The closing price of our stock on March 24, 2012 was $0.10.

Holders

December 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	570,000	$0.250	3.81
Options issued during the period	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at the end of period	570,000	0.25	3.81

As of December 31, 2011, there were at least 36 shareholders of record of the Company’s common stock.  The number of shareholders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent and registrar for our common stock is Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Scottsdale, Arizona 85251 [Tel: (480) 481-3940, Fax: (480) 481-3941].

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

On February 27, 2012 in accordance with the one-for-five reverse stock split the number of options outstanding was reduced to 570,000 and the exercise price increased to $0.25.

  Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities since the Company’s last report of such sales in the Current Report on Form 8-K filed on June 16, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

 We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2011.

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

Cash Requirements

Further cash requirements may be necessary should we wish to participate in further development of our prospects in Texas.  These funds may be raised through equity financing, debt financing, the sale of assets, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Selected Annual Financial Information

	2011	2010	2009
Cash	31,005	65,085	7,481
Securities available for sale	12,576	102,052	625,961
Working capital	(1,100,421)	270,582	263,269
Total assets	1,039,371	376,567	1,622,400
Shareholders' equity	(1,036,834)	6,924	1,216,502
Share capital	7,647,585	7,643,985	7,218,747
Weighted average common shares outstanding	11,519,197	11,498,198	57,,445,987
Accumulated deficit	(8,680,252)	(7,650,718)	(6,721,905)
Cash flow from operations	(976,998)	(1,158,444)	(1,102,986)
Net loss	(1,023,534)	(928,812)	(596,299)
Loss per share	(0.09)	(0.08)	(0.01)

As at December 31, 2011 we had total assets increase from $376,567 in 2010 to $1,033,438.  This increase is due to restricted partner funds included in gross assets.  With the $711,731 in restricted funds excluded assets amount to $321,707.  Oil and gas properties have increased to $161,703 at the year ended December 31, 2011 as compared to $36,342 as at December 31, 2010.  This increase is due to the development of our 15% working interest in the Stafford field.  Working capital at December 31, 2011 was negative $1,100,421 due to liabilities owed to a related party of the Company. (working capital at December 31, 2010  $270,582).

As of year-end December 31, 2011, we had current liabilities of $1,959,491 and a contingency fund of $116,744 relative to current liabilities of $69,643 at December 31, 2010.  Our total liabilities increased due to advances made to the Company by a related parties totaling $1,014,973. Of this amount $921,755 has been converted to a promissory note repayable on demand in cash or in common stock of the Company, and an additional $90,352 is due to a shareholder of the Company. It is more likely than not that the $921,755 will be repaid in common stock of the Company and have a dilutive effect.  The contingency fund has been reduced from $300,000 at December 31, 2010 to $116,744.  The Company has paid approximately 67% of the  potential claims due to  reassessments denying personal tax deductions to the investors in connection with funds raised in 2008 on a flow-though basis (see Financial Statements Note 11).

	Year ended December 31, 2011	Year ended December 31, 2010
Revenue
Oil and gas sales	$36,728	-
Management fees	14,745	-
Total revenue	$51,473	-
-Expenses
General & Administration:
Depreciation, depletion & amortization	$6,560	-
Communications	18,048	14,067
Insurance	44,326	-
Production tax	1,693	-
Professional fees	142,309	111,460
Rent	64,671	59,590
Employee stock options	-	114,000
Flow-through financing tax	83,357	18,722
Travel & Promotion	63,427	127,856
Realized foreign exchange loss	17,520	23,419
Land reclamations	25,962	-
Wages	527,704	345,920
Other	99,751	94,257
Impairment oil and gas properties	$-	(523,558)
Deferred indemnity (contingency)	$-	(300,000)
Total General and administration expenses	$(1,095,326)	(1,732,850)
Gain on disposition of exploration property	-	487,106
Gain on sale of securities available for sale	20,319	310,931
Net loss	$(1,023,534)	(934,812)

For the first time in the history of the Company we generated revenue from our principle operations of the production of oil from both of the wells that we drilled and operated in 2011.  Our total revenue derived from oil production and management fees was $51,473.  While this was a modest amount of production we expect this to increase in 2012 as pumps have been installed on both wells as of the beginning of March 2012.

For the year-ended, 2011 total general and administrative costs were $1,095,326 compared to $1,732,850 in the prior year.

Wages have increased 56% from $345,920 at December 31, 2010 to $539,364 in 2011 as we have added technical staff to assist in our operations.

Other areas that have seen increases are professional fees which consist of predominately legal and accounting fees.

We have recorded an Flow-through tax charge of $88,091 at December 31, 2011 assessed under the Canadian Tax Code.  We paid $18,722 that was outstanding at December 31, 2010.

Insurance costs have increased 100% in 2011 compared to nil in 2010.

Land reclamations work properties that we related to our drilling program completed in 2008 but due to poor conditions the reclamation work was unable to be fulfilled until 2011.  We anticipate having to spend an additional $7,000 to have these areas completely restored.

Most other areas pertaining to our general and administrative expenses have remained steady or have decreased.  Travel and promotions cost have decreased 50% at December 31, 2011 compared to these expenses in 2010.

We also had a gain on the sale of common shares of Sea Dragon Energy, a Canadian company.  At December 31, 2011 we still held 135,000 shares with a fair market value of $12,576.  Subsequent to year end this position was sold.

The Statement of Cash Flows shows that cash outflows from operations in 2011 was $976,998 compared to $1,050,445 in the prior year.  We had a cash inflow on the sale of investments held for sale of $20,319 in 2011 compared to $310,931in 2010.  This difference was largely influenced by the decline in the per share market price of the securities held for sale. Depreciation in 2011 was $12,494 compared to nil in 2010.  In addition,, during 2011 funds related to the contingency were used to repay investors resulting in a cash outflow in 2011 of $183,256.

Investing activities on the Statement of Cash Flow shows a cash outflow of $105,314 in 2011 compared to cash inflow of $1,256,099 in 2010.  This difference was due the disposition of exploration property in 2010.  We acquire property and equipment using $25,160 with no comparable amount in 2010. We had a cash outflow of $125,361 to acquire and develop our interests in oil and gas properties in the period ending December 31, 2011 compared with  a cash inflow of $5,389 in the prior year related to the disposition of oil and gas property.

Financing activities in 2011 included an inflow of $1,014,973 of loans largely from related parties  There were also inflows of funds for drilling advances from our partners  and corresponding outflows for restricted cash of $704,225 and $711,731, respectively.  These cash flows related to our partners funding their working interests in the wells operated by us.

Material Asset Purchases and Sales

See Item I, under Core Properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the next twelve months ending December 31, 2012.

Liquidity and Capital Resources

We have no current arrangements with any party to supplement our operations or provide us with financing.  In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.
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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the period ended December 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements for the period ended December 31, 2011 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As at December 31, 2011 we have not calculated any proved reserves.

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

Mogul Energy International, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mogul Energy International, Inc.
2500 Wilcrest Drive, Suite 405
Houston, Texas 77042

We have audited the accompanying balance sheets of Mogul Energy International, Inc., a Delaware corporation, as of December 31, 2011 and December 31, 2010, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mogul Energy International, Inc. as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Jorgensen & Co.
(a registered pubic accounting firm)

April 11, 2012
Lehi, Utah

Mogul Energy International, Inc.
Balance Sheet
For the Year Ended December 31, 2011 and 2010
(expressed in U.S. dollars)
Audited

	December 31, 2011 (audited)	December 31, 2010
Assets:
Current
Cash	$31,005	$65,085
Investments held for sale	12,576	102,052
Prepaid and deposits	50,888	100,477
Other receivables	52,870	72,611
Restricted funds	711,731	-
Total current assets	859,070	340,225
Non-current
Oil and gas properties	161,703	36,342
Other property and equipment – net	18,599	-
Total Assets	$1,039,371	$376,567

Current Liabilities:
Accounts payable	$153,032	$31,537
Accrued expenses and other payables	83,851	38,106
Drilling advances	704,225	-
Due to related parties	1,014,973	-
Total current liabilities	1,956,080
Asset retirement obligation	3,381	-
Contingencies and commitments	116,744	300,000
Total Liabilities	2,076,206	369,643

Shareholders’ Equity:
Accumulated deficit	$(8,680,252)	$(7,656,718)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Outstanding: , 11,513,198 shares at 12/31/11 and 11,489,198 at 12/31/10)	5,864	5,744
Additional paid-in capital	7,641,721	7,638,241
Warrants & Options:	114,000	114,000
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(110,423)	(151,187)
Other comprehensive income (loss)	(7,744)	56,844
Total Shareholders’ Equity (Deficit)	(1,036,834)	6,924
Total Shareholders’ Equity (Deficit) and Liabilities	1,039,371	$376,567

Mogul Energy International, Inc.
Statement of Operations
For the Year Ended December 31, 2011 and 2010
(expressed in U.S. dollars)
Audited

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue:
Oil and gas sales	36,728	-
Management fees	14,745	-
Total revenue	51,473
Expenses:
Lease operating expense	647	-
Deferred indemnity (contingency)	-	300,000
Production tax	1,693	-
Depreciation, depletion and amortization	6,560	-
General and administrative	475,365	580,427
Impairment of oil and gas property	-	523,558
Salaries and wages	527,704	328,865
Taxes, other	83,357	-
Total expenses	(1,095,326)	(1,732,850)
Other income and expenses
Gain on sale of oil and gas properties	-	487,106
Gain on sale of investment held for sale	20,319	310,931
Net income (loss) for the periods	$(1,023,534)	$(934,813)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$(64,589)	$(386,035)
Foreign exchange adjustment	40,764	(2,729)
Total other comprehensive gain (loss) for the periods	$(23,825)	$(388,764)

Total comprehensive net gain (loss) for the periods	$(1,047,359)	$(1,323,577)

Basic earnings (loss) per share	$(0.09)	$(0.08)

Weighted average common shares outstanding	11,495,198	11,489,198

Mogul Energy International, Inc.
Statement of Shareholders’ Deficit
(expressed in U.S. dollars)
Audited

	Number of Common shares	Par Value	Additional Paid in Capital	Warrants & Options	Other. Income	Accumulated deficit	Totals
12/31/2009 Balances	11,489,197	5,744	7,213,003	425,238	294,422	(6,721,906)	1,216,501
Translation adjustment	-	-	-	-	(2,729)	-	(2,729)
Unrealized gain on securities available for sale	-	-	-	-	(386,034)	-	(386,034)
Warrants – expired	-	-	425,238	(425,238)	-	-	-
Stock Options – cancelled	-	-	-	-	-	-	-
Stock options – issued	-	-	-	114,000	-	-	114,000
Net (loss) for the period	-	-	-	-	-	(934,813)	(934,813)
12/31/2010 Balances	11,489,197	5,744	7,638,241	114,000	(94,343)	(7,656,718)	6,924
Unrealized loss on investment held for sale					(64,588)		(64,588)
Foreign exchange adjustment					40,764		40,764
Compensatory share granted	24,000	120	3,480				3,600
Stock Options – cancelled
Stock options – issued
Net (loss) for the period						(1,023,534)	(1,023,534)
	11,513,198	5,864	7,641,721	114,000	(118,167)	(8,680,252)	(1,036,834)

Mogul Energy International, Inc.
Statements of Cash Flows
For the Year Ended December 31, 2011 and 2010
(Expressed in U.S. dollars)

	Year Ended December 31, 2011	Year Ended December 31, 2010
Operating Activities
Net income (loss) for periods	$(1,023,534)	$(934,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization	6,560	-
Gain on disposition of exploration Property	-	(487,104)
Gain on investment held for sale	(20,319)	(310,931)
Impairment of oil and gas properties	523,558
Options for services	-	114,000
Stock based compensation	3,600	-
Changes in non-cash working capital	-
Accounts payables (decrease) increase	121,494	(185,898)
Accrued expenses and other payables (decrease) increase	45,745	38,10
Other receivables (decrease) increase	19,741	(54,402))
Prepaid and deposits (decrease) increase	49,589	(52,402)
Contingency increase (decrease)	(183,256)	300.000
Asset retirement obligation increase	3,381	-
Cash used in operating activities	$(976,998)	$(1,050,445))
Investing Activities
Purchases of other property and equipment	(25,160)	--
Proceeds - sale of investments held for sale	45,207	448,804
Proceeds from the disposition of exploration property	-	912,104
Oil and gas properties acquisitions	(125,361)	(61,666)
Cash used for investing activities	$(105,314)	$1,299,242
Financing Activities
Bank overdraft	-	(43,143)
Due to related parties	1,014,973	(145,320)
Drilling advances increase (decrease)	704,225	-
Restricted cash (increase) decrease	(711,731)	-
Cash from financing activities	$1,007,468	$(188,463)
Foreign exchange adjustment	40,764	(2,729)
Increase (decrease) in cash during periods	(34,080)	57,605
Cash beginning of periods	65,085	7,481
To this number Cash at end of periods	$31,005	$65,085
Interest paid during period	-	32,972
Schedule of Non-cash Transactions
Expiration of shareholder warrants	-	132,738

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

NOTE 1 - Organization and Nature of Business

Mogul Energy International, Inc. (Company) was formed in the state of Delaware on July 25, 2005 and is focused on acquiring, developing and operating oil and gas properties in proven producing regions.  The Company’s current business strategy is to conduct exploration, exploitation and development operations on our currently leased inventory of oil and gas prospects while expanding our business through development of select prospects with joint interest partners.  The Company has been building a large portfolio of prospective oil and gas properties in close proximity to areas containing known oil and gas production and or known reserves.  By securing industry partners on a promoted basis where practical, the Company is also able to minimize the exploration risk contained within its oil and gas prospect portfolio.  The Company has opted to be the operator of record for all of these properties at the present time so it can control the operations, timing, scope and financial obligations with respect to its oil and gas exploration, development and production operations.

NOTE 2 – Accounting Policies

Financial Statement Presentation and Going Concern

The Company has a history of operating losses, including an accumulated deficit of $8,680,252 through December 31, 2011.  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock, additional borrowings, the sale in whole or part of property interests or oil and gas reserves or a combination thereof to finance the Company’s future operations.

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

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

Oil and Gas Properties

The Company utilizes the full-cost method of accounting for the exploration of its oil and gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties, directly related overhead costs and related asset retirement costs and costs of drilling exploratory productive and non-productive wells into full cost pools on a country-by-country basis. At December 31, 2011 the Company currently has one full-cost pool located in the United States.

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

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

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

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.  The weighted average number of common shares outstanding at December 31, 2011 was 11,495,198

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash at two financial institutions.  The Company periodically evaluates the credit worthiness of financial institutions, and maintains cash accounts only in large high quality financial institutions; The Company believes credit risk financing was from on related party.

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

financing was from on related party.

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

Securities available for sale

At December 31, 2011 the Company held 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale. Any changes in the market value of these shares are reflected in other comprehensive income on the balance sheet, statement of operations and the Statement of Shareholders’ Equity.  After December 31, 2011, the balance of these shares were sold for cash.

Other Receivables

The Company’s Goods and Services Tax receivable was $26,807 at December 31, 2011 and $28,939 at December 31, 2010.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary. The balance due for Texas projects was $14,321 and $52,870 at December 31, 2011 and 2010, respectively.

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

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

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

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, which requires, among other things, that the Company can provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss carry-forward. Because of the uncertainties surrounding the realization of any economic benefit related to the deferred net loss carry-forward, no allowance account has been established so that no future benefit is reflected as an asset at December 31, 2011.

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, prepaid and deposits, accounts payable and accrued liabilities

It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.  The fair value of these financial instruments is approximated to their carrying values.

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

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

Recently Issued Accounting Pronouncements

As of and for the year ended December 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its consolidated financial condition or consolidated results of operations.

Reclassifications

These consolidated financial statements include reclassification adjustments as of December 31, 2011.  These reclassifications did not have any effect on the reported net loss for the year ended December 31, 2010.

Preferred Stock

As of December 31, 2011 and 2010, the Company has no preferred shares outstanding.  The Company's articles of incorporation authorize the Company to issue up to 10,000,000 shares of $0.001 par, preferred shares having preferences to be determined by the board of directors for dividends, and liquidation of the Company's assets.

NOTE 3 - Securities available for sale

At December 3, 2011 the Company held 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX. This investment is accounted for as held for sale.  The fair market value of these shares was estimated to be $12,576 at December 31, 2011.  The Company sold 165,000 common shares for net proceeds of $45,133 during the preceding nine months.

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

NOTE 4- Other Receivables

Other receivables consist of $26,053 of receivables due from partners for property acquisition, drilling and operating costs.

The Company’s Harmonized Sales Tax receivable was $26,807 at September 30, 2011 compared to $28,939 during the same period in 2010.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

NOTE 5 – Property, Plant and Equipment

Oil and Gas Properties

Capitalized costs relating to the oil and gas acquisitions and exploration activity – United States

Net book value at December 31, 2009	$425,000
Reduction: repayment by Vesta to acquire interest in Excelaron	(425,000)
Additions: related to California leases	1,396
Additions: acquisition costs related to leases for oil and gas rights in Texas	33,613
Additions: Acquisition of 15% working interest for Stafford lease	1,333
Net book value at December 31, 2010	$36,342
Reduction: Billed to joint interest partners	(33,799)
Additions: Lease acquisition costs	14,758
Additions: Geological and geophysical	2,862
Additions: Intangible drilling costs	80,516
Additions: Intangible completion costs	31,808
Additions: Well equipment	29,216
Net book value at December 31, 2011	$161,703

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

Other Property and Equipment

Other property and equipment is recorded at original cost and depreciated using the straight line method.  A summary of the property and equipment for the quarter ended December 31, 2011 is as follows:

December 31, 2011
Furniture and fixtures	$12,947
Computer equipment	1,933
Pump equipment	2,250
Software	14,239
Total other property and equipment	31,369
Less: accumulated depreciation	(12,770)
Other property and equipment – net	$18,599

The Company did not have any capitalized Other Property and Equipment at December 31, 2010.

NOTE 6 – Asset Retirement Obligation

No wells were abandoned during the year ended December 31, 2011 or 2010.

December 31, 2011
Asset retirement obligations, beginning of year	-
Liabilities recorded during the period	3,381
Accretion expense	-
Asset retirement obligations, end of period	3,318

No asset retirement obligations were recorded and capitalized at December 31, 2010.

NOTE 7 - Foreign Exchange Rate

The impact of the cumulative effect of the unrealized monetary adjustment is accounted for in the equity section of the balance sheet. This adjustment for the year ended December 31, 2011 was a gain of $40,764 compared to a loss of $151,187 for the year ended December 31, 2010.  A realized foreign exchange loss of $17,520 was recognized in 2011 and was accounted for as an increase of general and administrative expenses.

NOTE 8 – Restricted Cash

As of December 31, 2011 the Company held $711,731 in restricted cash which was received from our joint venture partners.  This cash is restricted solely for the use by the Company as the operator for the various joint venture partner wells under management.

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

NOTE 9 – Drilling Advances

At December 31, 2011 the Company held $704,225 in drilling advances from Joint venture partners.  These advances will be applied towards the payment of drilling costs incurred in 2012.

NOTE 10 - Capital Stock

Common Stock

On February 27, 2012 in accordance with the one-for-five reverse stock split the number of shares outstanding was reduced from 57,565,987 to 11,513,198.  The share and per share information in the financial statements have been retroactively adjusted to reflect this change as if it had occurred at the beginning of the periods, including the number of options outstanding, which has been adjusted to 570,000 with an exercise price of $0.25 to reflect the effect of the reverse split.

At December 31, 2011, 11,513,198 shares of the Company`s common stock was outstanding

Employee Stock Option Plan

The following table summarizes the continuity of the Company’s stock options:

December 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	570,000	$0.25	3.81
Options issued during the period	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at the end of period	570,000	$0.25	3.81

On October 22, 2010 the Company granted 2,850,000 fully vested stock options to directors, officers, employees and contractors.  These options will expire on October 22, 2015.  The fair value of the options is $0.04 calculated using the Black-Scholes method:  risk free rate 1.1%, share price $0.04, strike price $0.05, volatility 215%, and dividend yield 0.00.

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

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

NOTE 11 – Related Party Transactions

At December 31, 2011 the Company has received $886,747 from Aura Oil Holdings Ltd. (Aura), a corporation organized under the laws of Bermuda. Mr. Naeem Tyab is the Company’s Chairman of the Board the sole shareholder of Aura. This amount has been converted to a non-interest bearing promissory note payable on demand from a Aura.  In addition, we received $35,008 for out of pocket expenses incurred by Mr. Tyab on behalf of the Company.  This amount has been converted to a non-interest bearing promissory note payable on demand or convertible into common shares of the Company.  If converted to common shares the average price calculated over the prior 30 days will be used as the price at which shares are exchanged for debt.

On January 26, 2011, the Company entered into a Stafford Area Participation Agreement with Aura. Pursuant to the terms of the Agreement, Aura purchased an 8.3333% interest in the Company’s oil and gas leases, leasehold rights, and rights to participate in the development of oil, gas and other related substances in the Stafford Prospect for $75,521 and its proportionate monthly operating costs.

The Company sub leases office space is in its Toronto location to a related party with directors in common for $9,500 per month.

During the year the Company issued 24,000 shares to an officer and director of the Company for compensation.

The Company also receivcied an advance for a shareholder of $120,935 from a shareholder.  This amount is non-interest bearing and payable upon demand.

NOTE 12 – Contingencies and Commitments

Office Leases

Our principal office is located at 2500 Wilcrest Drive, Suite 405, Houston, Texas, 77042, USA.  This is a sub-lease agreement that expires on June 30, 2012 at a revised cost of $1,497 per month.  The Company recently increased the sub-leased space with a similar expiration date.

We also have administrative offices located at 615 – 700 West Pender Street, Vancouver, British Columbia, Canada V6C1G8. The Company sublets office space from a related party for $950 per month, on a month to month basis.

The Company sublets office space at Suite 201, 47 Colborne St., Toronto, Ontario, Canada M5E 1P8. on a monthly basis under an unwritten rental agreement .   The monthly rent under this agreement is approximately $9,500.

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Flow-through Financing

The Company raised a total of CAD$950,000 in 2008 on a flow-through basis.  The gross proceeds of the financing were renounced to investors at December 31, 2008 and were to be used by the Company to incur qualified Canadian exploration expenses by June 30, 2010.  The company spent CAD$154,850 on qualified capital exploration expenditures leaving a commitment of approximately CAD$795,150 that was not spent on qualified capital exploration expenditures by July of 2010.  The Company has paid $55,000 in taxes and penalties assessed by the Canadian Customs and Revenue Agency(“CRA”..  An additional $83,357 tax was assessed as of June 30, 2011 that is as yet unpaid, at he date of writing the CRA has yet to demand payment ,  This tax is stated under the caption “Tax, other” on the Company’s Income Statement.  The Company has paid out $171,894 to shareholders as an indemnity for tax losses they incurred.  The Company estimates that a possible $116,744, still remains to be paid to investors.  Management has not yet determined when this contingency will be extinguished.

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

NOTE 13 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 11,423,198 and the loss per share was $0.09 for the period ended December 31, 2011 compared to a loss of $0.08 for the year ended in 2010.

Mogul Energy International, Inc.
Notes to the Year Ended 2011 and 2010 Financial Statements

NOTE 14 - Net Operating Loss Carry-forward

At December 31, 2011, the Company had a net operating loss (NOL) carry-forward estimated at about $8,000,000 available to reduce any future taxable income (after adjusting for amounts related to Canadian investor flow-through capital and share based compensation).   The NOL carry-forward begins to expire in 2025 and will fully expire in 2030. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carry-forward, by having taxable income, a valuation allowance has been established at the balance sheet date to reduce the tax benefit asset value to zero.

Deferred Tax Assets:	2011	2010
Adjusted loss before income taxes	$(1,023,539)	$(909,893)
Income tax rate	39%	39%
Net operating loss carry-forwards	(399,178)	(354,858)
Deferred tax assets (estimated)	(4,145,988)	(3,500,000)
Recovery of future taxes related to the flow through under spending	-	(310,050)
Less: Part XII.6 taxes and penalties	-	18,920
Total deferred tax assets	(4,545,166)	(4,145,988)
Valuation allowance for deferred tax assets	4,545,166	4,145,988
	$-	$-

NOTE 15 - Subsequent Events

On February 27, 2012 the Company filed a Restated Certificate of Incorporation with the State of Delaware to affect a one-for-five reverse stock split.  Subsequently, the Company received approval for the reverse stock split which took effect March 2, 2012.  These financial statements and those for 2010 have been restated to reflect the number of shares and options on the bases of the one-for-five share split.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being December 31, 2011. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our Company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of December 31, 2011, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Management’s report on internal control over financial reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Management has concluded that there are material weaknesses in both the design and operation of the Company’s internal controls and procedures for financial reporting.  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses in internal control over financial reporting that were identified include:

i.	Lack of adequate segregation of duties in our accounting and financial reporting functions;
ii.	Lack of entity-wide controls, including no audit committee, and a failure to maintain formalized accounting policies and procedures;
iii.	Senior management has not established and maintained a “proper tone” as to internal control over financial reporting;
iv.
Lack of sufficient controls relating to user access security levels in our accounting software to restrict access to certain financial applications only to employees requiring access to complete their job functions.

As a result of the existence of these material weaknesses as of December 31, 2010, management has concluded that we did not maintain effective internal control with the limited staffing on hand over our financial reporting as of December 31, 2011,.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following table set forth the names and ages of all of our current Directors and Executive Officers.

Directors and Officers as at December 31, 2010:

Name		Age	Position	Held Position Since

Naeem Tyab	(1)	43	Chairman of the Board	September 29, 2005

Gary Countryman	(2)	72	Director	April 14, 2010

Henry Kloepper	(3)	60	Director	February 22, 2010

Timothy J. Turner	(4)	54	CEO and President	April 27, 2010

(1)	Subsequent to the year end, on February 11, 2011, Mr. Tyab resigned as President and was appointed Chairman of the Board.
(2)	Mr. Countryman was appointed as a director on April 14, 2010.
(3)	Mr. Kloepper was appointed as a director on February 22, 2010. Subsequent to the year ended December 31, 2011 Mr. Kloepper formally resigned as a Director on February 15, 2012.
(4)	Mr. Turner was appointed Executive vice President on April 14, 2010. Subsequent to the year end, on February 11, 2011, Mr. Turner was appointed President and Chief Executive of Operations.

Former Directors and Officers

Name		Age	Position	Date Assumed the Position to Date of Resignation

John Masters	(1)	83	Chairman of the Advisory Committee	October 18, 2010

Ernie Pratt	(2)	59	Director	October 2, 2006 – October 5, 2009

William Smith	(3)	61	Director and CFO	June 19, 2008 – March 10, 2009

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

Directors

Currently, our Board of Directors consists of three members. Directors stand for election at our annual meeting of shareholders. Pursuant to our Bylaws, any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of directors, may be filled by the shareholders or by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall hold office only until the next election of directors by the shareholders. If there are no remaining directors, the vacancy shall be filled by the shareholders.

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

In establishing director compensation, the Board is guided by the following goals:

	Compensation should consist of a combination of cash and equity awards that are designed to fairly pay the directors for work required for a company of our size and scope;

	Compensation should align the directors’ interests with the long-term interests of stockholders; and

	Compensation should assist with attracting and retaining qualified directors.

The following table provides information regarding all compensation paid to the Company’s non-employee directors during the fiscal year ended December 31, 2011.

	Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock awards ($)	Total ($)

Gary Countryman	$6,000	$-	$6,000
Henry Kloepper	10,176	-	10,176
Total director compensation	$16,176	$-	$16,176

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Director Independence

We are not listed on a U.S. securities exchange and, therefore, are not subject to the corporate governance requirements of any such exchange, including those related to the independence of directors. However, at this time, after considering all of the relevant facts and circumstances, our Board of Directors has determined that  Mr. Henry Kloepper is independent from our management and qualifies as “independent director(s)” under the standards of independence of the FINRA listing standards.  We do not currently have a majority of independent directors as required by the FINRA listing standards. Upon our listing on any national securities exchange or any inter-dealer quotation system, we will elect such independent directors as is necessary under the rules of any such securities exchange

Board Leadership Structure

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

Board of Directors Meetings, Committees of the Board of Directors, and Annual Meeting Attendance

All proceedings of the Board of Directors for the year ended December 31, 2011 were conducted by resolutions consented to in writing by the Board of Directors and filed with the minutes of the proceedings of the directors.  We do not maintain a policy regarding director attendance at annual meetings and we did not have an annual meeting during the fiscal year ended December 31, 2011.

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

           The following table and descriptive materials set forth information concerning compensation earned for services rendered to us by: the Chief Executive Officer (the “CEO”); the Chief Financial Officer (the “CFO”); and the three other most highly-compensated executive officers other than the CEO and CFO who were serving as our executive officers at the end of the 2011 and 2010 fiscal years (the “Named Executive Officers”). We had no other executive officers at the period ending December 2011 or 2010.

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

The goals of our executive compensation program are to attract, motivate and retain individuals with the skills and qualities necessary to support and develop our business within the framework of our small size and available resources. In 2009, we designed our executive compensation program to achieve the following objectives:

•	attract and retain executives experienced in developing and delivering products such as our own;

•	motivate and reward executives whose experience and skills are critical to our success;

•	reward performance; and

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value.

The following table summarizes the compensation earned by the Named Executive Officers during the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and	Year	Salary	Stock awards	Total
principal position	(12/31)	($)	($)	($)

Naeem Tyab, Chairman of the Board	2010	124,216	-	134,216
	2011	148,600		148,600

Timothy J. Turner, CEO and President	2010	52,500	-	52,500
	2011	145,000	3,600	148,600

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

The following table sets forth information regarding equity awards that have been previously awarded to each of the Named Executives and which remained outstanding as of December 31, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Naeem Tyab	50,000(1)		0.25	October 22, 2015
Tim0thy J. Turner	100,000(1)		0.25	October 22, 2015

(1) retroactively reported due to one-for-five reverse stock split

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

The following table sets forth certain information as of March 24, 2011 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, and (ii) by each director, director nominee, and Named Executive Officer and (iii) by all executive officers and directors as a group:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner	Positions and Offices Held	Shares Beneficially Owned (1)		Percent of Class(1)

Naeem Tyab	Chairman of the Board	747,778	(2)	6.6%

Gary Countryman	Director	0	(3)

Henry Kloepper	Director	0	(4)

Timothy J. Turner	CEO & President	24,000	(5)

Parvez Tyab 1112 – 207 West Hasting Street Vancouver, B.C., Canada V6B 1H7	Shareholder	2,000,000	(8)	17.4%

All Officers and Directors as a group (6 persons)		771,778		6.6%

(1)
Calculated pursuant to rule 13d-3(d) of the Exchange Act.  Beneficial ownership is calculated based on 11,513,198 (On February 27, 2012 in accordance with the one-for-five reverse stock split the number of shares outstanding was reduced from 57,565,987 to 11,513,198) shares of Common Stock issued and outstanding on a fully diluted basis as of March 24, 2011.  Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares.  Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. On February 27, 2012 , in accordance with the five-for-one reverse stock split the number of options has been adjusted to 570,000 with an exercise price of $0.25 to reflect the effect of the reverse split.

(2)
Naeem Tyab has the right to acquire 50,000 shares pursuant to an option grant on October 22, 2010.  Prior rights to acquire 1,000,000 shares pursuant to an option grant on August 8, 2008 have been cancelled.  Subsequent to the year ended December 31, 2010 Mr. Tyab resigned as President and was appointed Chairman of the Board.

(3)	Gary Countryman has the right to acquire 80,000 shares pursuant to an option grant on October 22, 2010.
(4)	Henry Kloepper has the right to acquire 60,000 shares pursuant to an option grant on October 22, 2010.
(5)
Timothy J. Turner has the right to acquire 100,000 shares pursuant to an option grant on October 22, 2010.  Subsequent to the year ended December 31, 2010 Mr. Turner was appointed President and Chief Executive of Operations.

(6)
John Masters has the right to acquire 100,000 shares pursuant to an option grant on October 22, 2010.  Subsequent to December 31, 2010 Mr. Masters resigned as Chairman of the Board and became Chairman of our advisory committee.  Mr. Master has since resigned this position, effective December 31, 2011.

(7)	Ernie Pratt rights to acquire 50,000 shares pursuant to an option grant on August 8, 2008 have been cancelled.
(8)	Includes 1,8000,000 shares held in the name of Parvez Tyab and 200,000 held by Mogul Energy Ltd., which shares Mr. P. Tyab is deemed to beneficially own.

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

On October 22, 2010, 2,250,000 the previously granted options were cancelled, and 2,850,000 fully vested stock options were granted to directors, officers, employees and contractors of the Company.  These options will expire on October 22, 2015.  The  number of options has been reduced to 570,000 and the exercise price of the options under the Plan have been revised to $0.in accordance to the reverse split..

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

We have received $886,747 the form of a non-interest bearing promissory note payable on demand from a Aura  In addition, we received  $35,008for out of pocket expenses incurred by Mr. Tyab on behalf of the Company.  This amount has been converted to a non-interest bearing promissory note payable on demand.  Both notes are have the option of repayment in common stock of the Company based on the average trading price for the prior 30 days prior to conversion.

We sub leases office space in our Toronto location to a related party with directors in common.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm billed us $53,000 and $52,900 for the fiscal years ended December 31, 2011, and 2010, respectively, for audit related professional services.  These services included audit of our annual financial statements, review of our quarterly interim financial statements on Form 10-Q, and services in connection with statutory and regulatory filings.  This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Tax Fees

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for tax compliance, tax advice, and tax planning services were $1,500 and $1,500  for the fiscal year ended December 31, 2011 and 2010, respectively.

All Other Fees

Our independent registered public accounting firm did not bill us for other services during fiscal years ended December 31, 2011 and 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.  Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

(b)	Exhibits

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.5	Restated Certificate of Incorporation (incorporated by reference to our Form 8-K filed February 27, 2012)

(4)	Instruments Defining the Rights of Security Holders
4.1	2007 Stock Incentive Plan (incorporated by reference from our Form 8-K filed on August 10, 2007)

(10)	Material Contracts
10.2	Form of Stock Option Agreement (incorporated by reference from our Form 8-K filed on August 10, 2007)
10.3	Stafford Area Participation Agreement – Aura Oil Holdings Ltd. (incorporated by reference from our Current Report on Form 8-K filed on March 21, 2011)

(31)	Certifications
31.1	Certification of Principal Executive Officer pursuant to Section 302
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 1350

(101)	XBRL Instance Documents
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Timothy J. Turner

By: Timothy J. Turner, President
(Chief Executive Officer)

Dated:  April 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy J. Turner

By: Timothy J. Turner, Director and President
(Chief Executive Officer)

/s/ Naeem Tyab

By: Naeem Tyab, Chairman of the Board

/s/ Gary Countryman

By: Gary Countryman, Director

Dated:  April 11, 2012