Form 10-Q
period 2012-03-31
Mogul Energy International, Inc.
filed 2012-05-17
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of May 11, 2012, there were 11,513,203 common shares outstanding.

FORM 10-K

Mogul Energy International, Inc.

DECEMBER 31, 2011

Table of Content

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

Table of Content

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

Carried Interest: A fractional interest in an oil and gas property conveyed or assigned to another party by the other working interest owners. It is exempt from all costs of development and operation of the property, generally up to a specific point in the well (e.g. “to casing point”, “to well completion” or to payout of the well costs).

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

Table of Content

Prospective: Subsurface formations have unique parameters (porosity, thickness, hydrocarbon saturation, areal extent, etc.) which delineate it from other subsurface formations. Such formations would be under consideration for possible hydrocarbon production.

Oil and Gas Shows: Surface and/or subsurface indications of potential hydrocarbon-bearing intervals.

Table of Content

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

Table of Content

We currently use third-party providers to engage in most if not all of any oil and gas producing activities in which we may engage if our properties reveal the potential for such activity in the future.

Core Properties

Texas, United States

Stafford Prospect, Jackson County, Texas

On November 26, 2010, we entered into a Joint Operating Agreement and a Participation Agreement with C. H. Squyres Family, LLC, Fossil Oil Company LLC and certain other individuals who are signatories thereto to develop an extension to the La Ward NE Field in Jackson County (Stafford Prospect).  The agreement provided for the shared costs in the acquisition of oil and gas leases in the Stafford Prospect.  As operator, we participated in the drilling of the initial well with an 8.89% working interest and acquired a 6.11% promoted interest resulting in our having a 15.00% net working interest upon the successful completion of the initial well drilled on the property.  Each participant would also pay the same percentage costs for the next well as was paid on the first well.

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

Employees

As of March 31, 2012, we had 4 full time employees.  We hire part-time employees and/or independent consultants as required.  We will continue to rely on independent contractors as needed.  If we are successful in any future drilling programs, we may retain additional employees or consultants or convert existing consultants into full time employees as may be required.

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

Table of Content

Risks Associated With Our Business

We have incurred losses in recent periods for start-up efforts and may incur losses in the future.

We were organized on July 25, 2005; since inception we have a history of operating losses, and a $8,952,616 accumulated deficit through March 31, 2012.  We expect to incur substantial operating losses for the foreseeable future, as well.

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

Table of Content

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

Numerous risks affect our drilling activities, including the risk of drilling non-productive wells or dry holes.  The cost of drilling, completing and operating wells, and of installing production facilities and pipelines is often uncertain.  Also, our drilling operations could diminish or cease due to a number of factors, including any of the following:

●	title problems;

●	weather conditions;

●	fires;

●	explosions;

●	blow-outs and surface cratering;

●	uncontrollable flows of underground natural gas, oil and formation water;

●	natural disasters;

●	pipe or cement failures;

●	casing collapses;

●	embedded oilfield drilling and service tools;

●	abnormally pressured formations;

●	environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases;

●	noncompliance with governmental requirements; and/or new unanticipated governmental requirements

●	shortages or delays in the delivery or availability of material, equipment or fabrication yards.

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

Table of Content

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

Other companies may operate all or a portion of the oil and natural gas properties in which we have an interest. As a result, we have limited influence over operations on some of those properties or their associated costs. Our limited influence on non-operated properties could result in the following:

●	the operator may initiate exploration or development projects on a different schedule than we prefer;

●
the operator may propose to drill more wells or build more facilities on a project than we have funds for, which may mean that we cannot participate in those projects or share in a substantial share of the revenues from those projects; and

●	if the operator refuses to initiate an exploration or development project, we may not be able to pursue the project.

Any of these events could significantly affect our anticipated exploration and development activities and the economic value of those properties to us as well as the market price, if any, of our common stock.

The success of our business depends upon our ability to find, develop and acquire oil and gas reserves.

To date we have not established reserves on any of our properties. While our strategy is to acquire interests and operate oil and gas properties that have existing reserves in the Upper Gulf coast region of Texas, we have drilled four wells in which three have proven economical.  However, there is no guarantee that such activities will lead to the identification of additional drill sites or, if identified and wells are drilled, that we will find reserves that we can economically produce. Future drilling activities will subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only as a result of dry holes, which we have experienced, but also from productive wells that do not produce sufficient oil to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and not all wells produce oil and gas. As a result, we may not recover all or any portion of our investment.

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

Table of Content

●	the price of foreign imports;

●	overall domestic and global economic conditions;

●	political and economic conditions or hostilities in oil producing regions

●	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

●	weather conditions;

●	domestic and foreign governmental regulations;

●	development of alternate technologies; and

●	the price and availability of alternative fuels.

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

Table of Content

Oil and gas operations, including our contemplated drilling activities, are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company.

Our oil and gas operations in United States are subject to local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Table of Content

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

Our Oil and Gas Properties

Texas, United States

Stafford Prospect, Jackson County, Texas

On November 26, 2010, we entered into a Joint Operating Agreement and a Participation Agreement with C. H. Squyres Family, LLC, Fossil Oil Company LLC and certain other individuals who are signatories thereto to develop an extension to the La Ward NE Field in Jackson County (Stafford Prospect).  The agreement provided for the shared costs in the acquisition of oil and gas leases in the Stafford Prospect.  As operator, we participated in the drilling of the initial well with an 8.89% working interest and acquired a 6.11% promoted interest resulting in our having a 15.00% net working interest upon the successful completion of the initial well drilled on the property.  Each participant would also pay the same percentage costs for the next well as was paid on the first well.

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

Table of Content

On November 28, 2011 we completed the Stafford #2 an offset well 600 feet west of Stafford #1,  The well initially flowed at a rate of 50 to 70 barrels of oil per day and 40,000 to 60,000 cubic feet of gas on a 8/64” at approximately 650 psi.  The well subsequently lost pressure and artificial lift equipment was installed in February of 2012 and production flow levels are being optimized at the present time.

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

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MGUY,” and on the Frankfort Stock Exchange under the symbol BKX.  As of March 24, 2012, there were 11,513,203 common shares issued and outstanding.

Table of Content

Our stock began trading on the OTCBB on July 11, 2007.  The following table sets forth the range of high and low bid information for our Common Stock for the periods indicated below. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

OTC Bulletin Board Sales Prices for MGUY
Quarter Ended	High	Low
June 30, 2010	0.04	0.02
September 30, 2010	0.04	0.02
December 30, 2010	0.05	0.02
March 31, 2011	0.08	0.02
June 30, 2011	0.05	0.02
September 30, 2011	0.04	0.03
December 30, 2011	0.05	0.01
March 31, 2012	0.15	0.02

The closing price of our stock on March 24, 2012was $0.10.

Holders

December 31, 2011

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	570,000	$0.250	3.56
Options issued during the period	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at the end of period	570,000	0.25	3.56

As of March 31, 2012, there were at least 36 shareholders of record of the Company’s common stock.  The number of shareholders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent and registrar for our common stock is Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Scottsdale, Arizona 85251 [Tel: (480) 481-3940, Fax: (480) 481-3941].

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

Table of Content

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the three months ended March 31, 2012

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

Table of Content

Selected Quaterly Financial Information

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash	15,852	27,987
Securities available for sale	-	32,472
Working capital	(1,353,052)	(18,803)
Total assets	732,795	523,713
Shareholders' equity	(1,293,212)	(237,731)
Share capital	7,647,675	7,643,985
Weighted average common shares outstanding	11,501,203	11,489,197
Accumulated deficit	(8,952,616)	(7,865,563)
Cash flow from operations	(626,361)	(200,747)
Net loss	(272,364)	(208,845)
Loss per share	(0.02)	(0.02)

As at March 31, 2012 our total assets increased to $732,795 compared to $523,713 in the comparable period in 2011.  A large portion of this increase is attributable to an almost 200% increase in our capitalized oil and gas properties account which has increased to $185,424 at March 31, 2012 compared to $59,358 at March 31, 2011.  Over the past twelve months our 15% working interest in the two wells drilled on our Stafford field accounts for this increase.

As of the three months ended March 31, 2021, we had current liabilities of $1,889,314 and relative to current liabilities of $478,729 at March 31, 2011.  We have promissory notes outstanding repayable on demand in cash or in common stock of the Company amounting to $1,257,059.  It is more likely than not that this amount will be repaid in common stock of the Company and have a dilutive effect.

Loss per share has remained the same at $0.02 per share for March 31, 2012 and 2011.

The Statement of Cash Flows shows that cash outflows from operations for the three months ended March 31, 2012 were $626.37 compared to $191,254 in the prior year.  During the current period we had an increase in receivables from our joint interest partners of $448,211 related to property acquisitions, drilling and operating costs incurred

Investing activities on the Statement of Cash Flow for the three months ended March 31, 2012 amounted to a cash outflow of $15,087 compared to an inflow for the comparable period in 2011 ($17,397).  This difference was attributable to the proceeds of the sale of our held for sale investment.  The Company sold its remaining shares of Sea Dragon Energy for a loss during the period of $8,735 for total proceeds of $11,585.  During the corresponding period in 2011 Sea Dragon shares were sold for gross proceeds of $45,134

Financing activities in the three months ended March 31, 2012 inflowed $618,399 as loans from a related party have increase by $397,845 since the 2011 year end.

Table of Content

	Three months ended March 31, 2012	Three months ended March 31, 2011
Revenue
Oil and gas sales	$16,581	-
Management fees	5,219	-
Total revenue	$21,800	-
-Expenses
General & Administration:
Depreciation, depletion & amortization	$10,440	6,451
Communications	4,815	3,847
Insurance	12,023	-
Production tax	764	-
Professional fees	37,586	64,677
Rent	22,304	11,651
Travel & Promotion	10,081	17,392
Realized foreign exchange loss	1,366	75
Wages	164,028	109,520
Other	22,022	15,551
Total general and administrative expense	$(284,429)	-
Loss on securities sold	(8,735)	-
Gain on sale of securities available for sale	-	20,319
Net loss	$(272,364)	(208,845)

The Company generated revenue for the three months ended March 31, 2012 $16,581 in oil sales and $5,219 in management fees as operator.  There were no revenues for the comparable period in 2011.

Wages have increased 56% to $164,028 for the three months ended March 31, 2012 to $109,520 in the comparable period.  The increase is attributable to the addition of technical staff to assist in our operations.

Professional fees have decreased over the period to $37,586 for the three months ended March 31, 2012 compared to $64,677 for the comparable three month period.  Consulting and legal costs have decreased over the current period versus the comparable period.

Insurance costs for the three months ended March 31, 2012 amounted to $12,023 for an umbrella policy ( 2011 – nil).

We sold our remaining 135,000 shares of Sea Dragon Energy, a Canadian company during the three months ended March 31, 2012.  The securities were sold for a loss of $8.735.

Material Asset Purchases and Sales

See Item I, under Core Properties.

Table of Content

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

Table of Content

As at March 31, 2012, we have not calculated any proved reserves.

Table of Content

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statement Index

Index

Balance Sheets	F- 1

Statements of Operations	F- 2

Statement of Cash Flows	F-3

Notes to the Financial Statements	F- 4 to F-9

Table of Content

Mogul Energy International, Inc.
Balance Sheet
For the Three Ended March 31, 2012 and 2011
(Expressed in U.S. dollars)
Unaudited

	March 31, 2012 (Unaudited)	December 31, 2011 (audited)
Assets:
Current
Cash	$15,852	$31,005
Investments held for sale	-	12,576
Prepaid and deposits	26,474	50,888
Other receivables	478,628	52,870
Restricted funds	15,308	711,731
Total current assets	536,262	859,070
Non-current
Oil and gas properties	185,424	161,703
Other property and equipment – net	11,109	18,598
Total Assets	$732,795	$1,039,371

Current Liabilities:
Accounts payable	$151,257	$153,032
Accrued expenses and other payables	96,972	83,851
Drilling advances	228,267	704,225
Due to related parties	1,412,818	1,014,973
Total current liabilities	1,889,314	1,956,081
Asset retirement obligation	5,569	3,381
Contingencies and commitments	131,705	116,744
Total Liabilities	2,026,588	2,076,206

Shareholders’ Equity:
Accumulated deficit	$(8,952,212)	$(8,680,252)
Common stock (Authorized: 100,000,000 shares, $0.0001 par value. Issued and outstanding: 11,513,203 shares at 03/31/12 and 11,489,198 at 03/31/11)	5,894	5,864
Additional paid-in capital	7,641,781	7,641,721
Warrants & Options:	114,000	114,000
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(102,852)	(110,424)
Other comprehensive income (loss)	-	(7,744)
Total Shareholders’ Equity (Deficit)	(1,293,793)	(1,036,835)
Total Shareholders’ Equity (Deficit) and Liabilities	732,795	$1,039,371

Table of Content

Mogul Energy International, Inc.
Statement of Operations
For the three \months Ended March 31, 2012 and 2011
(expressed in U.S. dollars)
Unaudited

	Three Month Ended March 31, 2012	Three Months Ended March 31, 2011
Revenue:
Oil and gas sales	16,581	-
Management fees	5,219	-
Total revenue	21,800	-
Expenses:
Lease operating expense	(233)	-
Production tax	764	-
Depreciation, depletion and amortization	10,440	291
General and administrative	110,430	119,353
Impairment of oil and gas property	-	-
Salaries and wages	164,028	109,520
Total expenses	(285,429)	(229,164)
Other income and expenses

Gain (loss) on sale of investment held for sale	(8,735)	20,319

Net income (loss) for the periods	$(272,364)	$(208,845)

Other comprehensive income:
Net unrealized gain (loss) on investments held for sale for periods	$-	$57,706
Foreign exchange adjustment	23,837	(27,052)
Total other comprehensive gain (loss) for the periods	$23,837	$30,654

Total comprehensive net gain (loss) for the periods	$(248,527)	$(178,191)

Basic earnings (loss) per share	$(0.02)	$(0.02)

Weighted average common shares outstanding	11,501,203	11,489,197

Table of Content

Mogul Energy International, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Expressed in U.S. dollars)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Operating Activities
Net income (loss) for periods	$(272,364)	$(208,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization	10,440	291
(Gain) loss on investment held for sale	8,735	(20,319)
Changes in non-cash working capital
Accounts payables (decrease) increase	(1,774)	(27,952)
Accrued expenses and other payables (decrease) increase	13,121
Other receivables (decrease) increase	(425,758)	28,017
Prepaid and deposits (decrease) increase	24,414	18,839
Contingency increase (decrease)	14,961	18,715
Asset retirement obligation increase	2,188	-
Cash used in operating activities	$(626,037)	$(191,254)
Investing Activities
Purchases of other property and equipment	(2,951)	(4,721)
Proceeds - sale of investments held for sale	11,585	45,134
Oil and gas properties acquisitions	(23,722)	(23,016)
Cash used for investing activities	$(15,088)	$17,397
Financing Activities
Due to related parties	397,845	173,297
Drilling advances increase (decrease)	(475,958)	263,742
Restricted cash (increase) decrease	696,423	(273,235)
Shares issued	90	-
Cash from financing activities	$618,400	$163,804
Foreign exchange adjustment	7,572	(27,045)
Increase (decrease) in cash during periods	(15,153)	(37,998)
Cash beginning of periods	31,005	65,085
Cash at end of periods	$15,852	$27,987
Interest paid during period	-	-

Table of Content

Mogul Energy International, Inc.
Notes to the Three Months Ended 2012 and 2011 Financial Statements

NOTE 1 - Organization and Nature of Business

Mogul Energy International, Inc. (Company) was formed in the state of Delaware on July 25, 2005 and is focused on acquiring, developing and operating oil and gas properties in proven producing regions.  The Company’s current business strategy is to conduct exploration, exploitation and development operations on our currently leased inventory of oil and gas prospects while expanding our business through development of select prospects with joint interest partners.  The Company has been building a portfolio of prospective oil and gas properties in close proximity to areas containing known oil and gas production and or known reserves.  By securing industry partners on a promoted basis where practical, the Company is also able to minimize the exploration risk contained within its oil and gas prospect portfolio.  The Company has opted to be the operator of record for all of these properties at the present time so it can control the operations, timing, scope and financial obligations with respect to its oil and gas exploration, development and production operations.

Financial Statement Presentation and Going Concern

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The Company has a history of operating losses, including an accumulated deficit of $8,952,035 through March 31, 2012.  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock, additional borrowings, the sale in whole or partial property interests, or a combination thereof to finance the Company’s future operations.

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

NOTE 2 - Securities available for sale

At March 31, 2012 the Company had sold its remaining 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX.  Proceeds from the sale were $11,509 resulting in a loss of $8,735.  The loss was reflected in the Company’s loss from operations.

Table of Content

Mogul Energy International, Inc.
Notes to the Three Months Ended 2012 and 2011 Financial Statements

NOTE 3- Other Receivables

Other receivables consist of $448,211 of receivables due from partners for property acquisition, drilling and operating costs.

Other receivables include proceeds of $10,108 for March oil sales.  The Company had no oil revenue in the comparable period in 2011.

The Company’s Harmonized Sales Tax receivable was $20,307 at March 31, 2012 compared to $19,631 during the same period in 2011.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

NOTE 4 – Property, Plant and Equipment

Oil and Gas Properties

Capitalized costs relating to the oil and gas acquisitions and exploration activity – United States

Net book value at December 31, 2010	$36,342
Reduction: Billed to joint interest partners	(33,799)
Additions: Lease acquisition costs	14,758
Additions: Geological and geophysical	2,862
Additions: Intangible drilling costs	80,516
Additions: Intangible completion costs	31,808
Additions: Well equipment	29,215
Net book value at December 31, 2011	$161,702
Reduction: Lease acquisitions	1,779
Additions: Intangible drilling cost	2,131
Additions: Intangible completions costs	5,141
Additions: Well equipment	9,555
Additions: Asset retirement obligations	5,116
Net book value at March 31, 2012	$185,424

Table of Content

Mogul Energy International, Inc.
Notes to the Three Months Ended 2012 and 2011 Financial Statements

Other Property and Equipment

Other property and equipment is recorded at original cost and depreciated using the straight line method.  A summary of the property and equipment for the quarter ended March 31, 2012 is as follows:

	March31, 2012	March 31, 2011
Furniture and fixtures	$12,947	9,830
Computer equipment	1,933	1,101
Pump equipment	4,875	-
Software	14,239	-
Total other property and equipment	33,994	10,931
Less: accumulated depreciation	(22,885)	6,501
Other property and equipment – net	$11,109	4,430

NOTE 5 – Asset Retirement Obligation

No wells were abandoned during the three months ended March 31, 2012 or 2011.

March 31, 2012
Asset retirement obligations, beginning of year	3,381-
Liabilities recorded during the period	1,735
Accretion expense	453
Asset retirement obligations, end of period	5,569

No asset retirement obligations were recorded and capitalized at March 31, 2011.

NOTE 6 - Foreign Exchange Rate

The impact of the cumulative effect of the unrealized monetary adjustment is accounted for in the equity section of the balance sheet. This adjustment for the three months ended March 31, 2012 was a gain of $23,837.09 compared to no gain or loss recorded at March 31, 2011.  A realized foreign exchange loss of $918 was recorded for the three months ended at March 31, 2012 compared to a realized loss of  $1,395 for the comparable period in 2011.  These amounts were accounted for as an increase of general and administrative expenses.

NOTE 7 – Restricted Cash

As of March 31, 2012 the Company held $15,308 in restricted cash which was received from our joint venture partners.  This cash is restricted solely for the use by the Company as the operator for the various joint venture partner wells under management.

Table of Content

Mogul Energy International, Inc.
Notes to the Three Months Ended 2012 and 2011 Financial Statements

NOTE 8 – Drilling Advances

At March 31, 2012 the Company held $228,267 in drilling advances from Joint venture partners.  These advances will be applied towards the payment of drilling costs incurred in 2012.

NOTE 9 - Capital Stock

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

At March 31, 2012, 11,513,203 shares of the Company`s common stock was outstanding

Employee Stock Option Plan

The following table summarizes the continuity of the Company’s stock options:

December 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	570,000	$0.25	3.56
Options issued during the period	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at the end of period	570,000	$0.25	3.56

On October 22, 2010 the Company granted 2,850,000 fully vested stock options to directors, officers, employees and contractors.  These options will expire on October 22, 2015.  The fair value of the options is $0.04 calculated using the Black-Scholes method:  risk free rate 1.1%, share price $0.04, strike price $0.05, volatility 215%, and dividend yield 0.00.

Table of Content

Mogul Energy International, Inc.
Notes to the Three Months Ended 2012 and 2011 Financial Statements

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

NOTE 10– Related Party Transactions

At March 31, 2012 the Company had received an additional $370,312 from Aura Oil Holdings (Aura) increasing the amount owed from $886,747 at December 31, 2011 to $1,257,059 represented non-interest bearing promissory note payable on demand from a Aura, a corporation organized under the laws of Bermuda. Mr. Naeem Tyab is the Company’s Chairman of the Board and the sole shareholder of Aura.  In addition, Mr. Tyab has incurred $35,008 of out of pocket travel expenses on behalf of the Company, which has been converted to a non-interest bearing promissory note payable on demand or convertible into common shares of the Company.  The combined amount of these notes could be converted into a number of shares based on the average price of the Company’s shares, calculated over the 30 day period prior to conversion. At March 31, 2012, the number of shares that could be converted under the terms of the notes was 62,853,000

On January 26, 2011, the Company entered into a Stafford Area Participation Agreement with Aura. Pursuant to the terms of the Agreement, Aura purchased an 8.3333% interest in the Company’s oil and gas leases, leasehold rights, and rights to participate in the development of oil, gas and other related substances in the Stafford Prospect for $75,521 and its proportionate monthly operating costs.

The Company sub leases office space in its Toronto location to a related party with directors in common for $9,500 per month.

During the quarter ended March 31, 2012 the company issued 3,000 shares of the Company’s common stock to an officer and director of the Company for compensation.

NOTE 11 – Contingencies and Commitments

Office Leases

Our principal office is located at 2500 Wilcrest Drive, Suite 405, Houston, Texas, 77042, USA.  This is a sub-lease agreement that expires on June 30, 2012 at a revised cost of $1,497 per month.  The Company recently increased the sub-leased space with a similar expiration date.

We also have administrative offices located at 615 – 700 West Pender Street, Vancouver, British Columbia, Canada V6C1G8.  The Company sublets office space for $950 per month, on a month to month basis.

Table of Content

Mogul Energy International, Inc.
Notes to the Three Months Ended 2012 and 2011 Financial Statements

The Company sublets office space at Suite 201, 47 Colborne St., Toronto, Ontario, Canada M5E 1P8, on a monthly basis under an unwritten rental agreement.  The monthly rent under this agreement is approximately $9,500.

Environmental Uncertainties

The Company may be exposed to financial risks in the oil and gas exploration business for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Flow-through Financing

The Company raised a total of CAD$950,000 in 2008 on a flow-through basis.  The gross proceeds of the financing were renounced to investors at December 31, 2008 and were to be used by the Company to incur qualified Canadian exploration expenses by June 30, 2010.  The company spent CAD$154,850 on qualified capital exploration expenditures leaving a commitment of approximately CAD$795,150 that was not spent on qualified capital exploration expenditures by July of 2010.  The Company has paid $55,000 in taxes and penalties assessed by the Canadian Customs and Revenue Agency (“CRA”.  An additional $83,357 tax was assessed as of June 30, 2011 that is as yet unpaid, at the date of writing the CRA has yet to demand payment ,  This tax is stated under the caption “Tax, other” on the Company’s Income Statement.  The Company has paid out $171,894 to shareholders as an indemnity for tax losses they incurred.  The Company estimates that a possible $131,705, still remains to be paid to investors.  Management has not yet determined when this contingency will be extinguished.

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

NOTE 13 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 11,501,203 and the loss per share was $0.02 for the period ended March 31, 2012 was $0.02.  Debt convertible into common shares are not included in the calculation of loss per share because doing so would be anti-dilutive.

Table of Content

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being December 31, 2011. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our Company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of March 31, 2012, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

Management’s report on internal control over financial reporting

Company management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Management has concluded that there are material weaknesses in both the design and operation of the Company’s internal controls and procedures for financial reporting as a result of lack of additional support staff.  A material weakness, as defined by SEC rules, is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weaknesses in internal control over financial reporting that were identified include:

i.	Lack of adequate segregation of duties in our accounting and financial reporting functions;
ii.	Lack of entity-wide controls, including no audit committee, and a failure to maintain formalized accounting policies and procedures;

As a result of the existence of these material weaknesses as of December 31, 2011, management has concluded that we did not maintain effective internal control with the limited staffing on hand over our financial reporting as of March 31, 2012,.

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

Table of Content

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

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGUL ENERGY INTERNATIONAL, INC.

/s/ Timothy J. Turner

By: Timothy J. Turner, President
(Chief Executive Officer)

Dated: May 17, 2012

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

Dated: May 17, 2012