Form 10-Q
period 2012-06-30
Mogul Energy International, Inc.
filed 2012-08-13
CIK 1378195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-138806

MOGUL ENERGY INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0461623
State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 Wilcrest Drive, Suite 400, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(713) 784-2446

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§Sec.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $268,242.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as at December 31, 2011, based on the average bid and asked price of such common equity as quoted on the Over-the-Counter Bulletin Board (OTCBB) (average was $0.015), was $134,121.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of August 2, 2012, there were 11,513,203 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-Q (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2011).

None

FORM 10-Q

June 30. 2012

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

The Company

We are a Delaware corporation formed on July 25, 2005.  Our principal place of business is located at 2500 Wilcrest Drive, Suite 400, Houston, Texas 77042.  We also maintain offices in Vancouver, British Columbia and Toronto, Ontario, Canada.

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

Employees

As of June 30, 2012, we had 4 full time employees.  We hire part-time employees and/or independent consultants as required.  We will continue to rely on independent contractors as needed.  If we are successful in any future drilling programs, we may retain additional employees or consultants or convert existing consultants into full time employees as may be required.

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

We were organized on July 25, 2005; since inception we have a history of operating losses, and a $8,972,807 accumulated deficit through June 30, 2012.  We expect to incur substantial operating losses for the foreseeable future, as well.

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

We are in the exploration and development stage of our business. Initially, we  engaged in preliminary exploratory activities, review of data pertaining to our properties, the establishment of initial exploration plans, and the drilling of five (6) wells internationally. Our preliminary exploratory activities have, to date, resulted in one “dry-hole” drilled on the Fairlight Prospect, and two “dry holes” on our Freehold properties and one non-commercial hole drilled on the EWA Concession, Egypt. We have since discontinued all of our efforts in Saskatchewan, Canada and Egypt.  Since then, our focus has been on the Upper Gulf Coast of Texas and initial activities have met with the successful drilling and preliminary testing of the first three of our four wells drilled in the program and we anticipate we will continue to be successful.  We have a very limited operating history upon which you can evaluate our business and prospects.  Accordingly, you should consider and evaluate our business prospects by considering the risks associated with our early stage status and lack of operational experience.

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

While we have identify several additional drilling prospectswe will require substantial capital to continue our exploration efforts so as to acquire these oil and gas interests and to fund our 2012 capital and exploration budget.

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

We have not established any reserves on any of our properties at this time.  As our properties are in the exploration stage there can be no assurance that we will establish commercial discoveries on these properties.

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

To a large extent, we depend on the services of the founders of the Company, and other senior management, advisors, joint partners and personnel. These individuals have critical and unique knowledge of our operations that facilitate the evaluation and acquisitions of existing and potential properties in  the United States.  We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms.  We do not have key man insurance on any of our employees.  The loss of these experienced personnel could have a material adverse impact on our financial condition or operations.

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

Our management team (consisting of our officers and directors) has had limited regulatory experience or responsibilities, which could impair our ability to comply with the legal and regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing on a timely basis required reports and other required regulatory filing requirements. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal or regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Our Offices

Our principal office is located at 2500 Wilcrest Drive, Suite 400, Houston, Texas, 77042.  This is an three year lease agreement, at a cost of $2664.50 per month for the first year, $2737.50  per month for the second year and $2810.50 for the final year o the lease agreement.

We also have administrative offices located at 700 West Pender Street, Suite 615, Vancouver, British Columbia, Canada V6C 1G8.  We sublet office space on a month-to month basis for $950 per month.

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

On November 28, 2011 we completed the Stafford #2 an offset well 600 feet west of Stafford #1,  The well initially flowed at a rate of 50 to 70 barrels of oil per day and 40,000 to 60,000 cubic feet of gas on a 8/64” at approximately 650 psi.  The well subsequently lost pressure and artificial lift equipment was installed in February of 2012 and production flow levels continue to be optimized at the present time.

North Pasture Prospect – San Patricio County, Texas

On December 8, 2010 we entered into a Joint Operating Agreement and a Participation Agreement with Global Oil and Gas Resources Inc., , Indian Lane Assoc., LLC, Plastiform Packaging, Inc. and certain other individuals who are signatories thereto for the first prospect known as the North Pasture Prospect in San Patricio County, Texas.  Subject to the continued acquisition of the mineral leases in the area, we, as operator, would pay no proportionate cost for the drilling of the well and would earn a 25% net working interest upon the successful completion of the initial well.

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

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MGUY,” and on the Frankfort Stock Exchange under the symbol BKX.  As of June 30, 2012, there were 11,513,203 common shares issued and outstanding.

Our stock began trading on the OTCBB on July 11, 2007.  The following table sets forth the range of high and low bid information for our Common Stock for the periods indicated below. The price information available reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

OTC Bulletin Board Sales Prices for MGUY
Quarter Ended	High	Low
June 30, 2010	0.04	0.02
September 30, 2010	0.04	0.02
December 30, 2010	0.05	0.02
March 31, 2011	0.08	0.02
June 30, 2011	0.05	0.02
September 30, 2011	0.04	0.03
December 30, 2011	0.05	0.01
March 31, 2012	0.15	0.02
June 30, 2012	0.15	0.00

The closing price of our stock on June 26, 2012 was $0.005.

Holders

June 30, 2012
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	570,000	$0.250	3.31
Options issued during the period	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at the end of period	570,000	0.25	3.31

As of June 30, 2012, there were at least 36 shareholders of record of the Company’s common stock.  The number of shareholders of record was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  The transfer agent and registrar for our common stock is Holladay Stock Transfer, Inc., located at 2939 North 67th Place, Scottsdale, Arizona 85251 [Tel: (480) 481-3940, Fax: (480) 481-3941].

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the six months ended June 30, 2012

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

Selected Quarterly Financial Information

	June 30, 2012	June 30, 2011
Cash	19,062	66,889
Securities available for sale	-	19,350
Working capital	(1,483,040)	(562,489)
Total assets	1,078,123	494,375
Total liability	2,355,585	1,108,480
Shareholders' equity	(1,277,462)	(613,893)
Share capital	7,647,585	7,638,241
Weighted average common shares outstanding	11,510,203	(11,489,197)
Accumulated deficit	(8,972,807)	(8,228,198)
Cash flow from operations	(708,505)	620,049
Net loss	(292,555)	(571,480)
Loss per share	(0.03)	(0.01)

As at June 30, 2012 our total assets increased to $1,078,123 compared to $494,375 in the comparable period in 2011.  A large portion of this increase is attributable to the increase in accounts receivable from our partners for costs associated for drilling the Werland Heirs #1 well in the Mud Flats field, the Kunitz #1 well in the North Pasture Prospect and certain operating costs for the Stafford #1 and #2 wells.  Accounts receivable has increased from $52,870 at June 30, 2011 t0 $781,519 at June 30, 2012.

As of the six months ended June 30, 2012, current liabilities have increased to $2,350,226 from $972,864 at June 30, 2011.  Loans in the form of promissory notes repayable on demand in cash or in common stock of the Company have increased to $1,680,226 at June 30, 2012 compared to $620,355 at June 30, 2012.  In addition, Accounts payable and accrued have increased in aggregate from $236,882 at June 30, 2011 to $636,114 due to the drilling of the two projects mentioned above and receivables from partners.

Loss per share has remained the same at $0.03 per share for June 30, 2012 and 2011.

The Statement of Cash Flows shows that cash outflows from operations for the six months ended June 30, 2012 were $708,505 compared to $607,674 in the corresponding period in the prior year.  During the current period the cash outflow for other receivables increased to $728,649 over the six months ended June 30, 2012 from $39,230 for the six month period ended June 30, 2011.

Investing activities on the Statement of Cash Flow for the six months ended June 30, 2012 amounted to a cash outflow of $20,317 compared to an inflow for the comparable period in 2011 ($6,979).  This difference is attributable to the proceeds of the sale of our held for sale investment.

Financing activities in the six months ended June 30, 2012 recorded an  inflow of $672,794 as loans from a related party have offset the decrease in drilling advances and  restricted cash.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Revenue
Oil and gas sales	28,585	7,698
Management fees	30,269	5,217
Total revenue	$58,854	$12,915
Expenses
General & Administration:
Depreciation, depletion & amortization	11,427	4,316
Communications	7,135	10,625
Insurance	21,799	21,944
Production tax	1,317	355
Professional fees	59,979	122,033
Rent	27,465	27,057
Employee stock options	-	-
Flow-through financing tax	-	83,357
Travel & Promotion	9,823	34,834
Realized foreign exchange loss	(471)	17,577
Land reclamations	-	-
Wages	306,252	241,103
Other	10,093	41,513
Total General and administration expenses	$(454,820)	$(604,714)
Gain or (losss) on sale of securities available for sale	(8,734)	20,319
Impairment of oil and gas properties	(4,478)	-
Write-down for unreturned deposit	(12,642)	-
Write-up of allowance for contingency	129,265	-
Net loss	$(292,555)	$(584,395)

The Company generated revenue, for the six months ended June 30, 2012, of $28,585 in oil sales and $30,269 in management fees as operator.  This is up from $7,698 and $5,217 respectively for the six month period in 2011.

Wages have increased to $306,252 for the six months ended June 30, 2012 from $241,103 in the comparable period.  The increase is attributable to the addition of technical staff to assist in our operations.

Professional fees have decreased to $59,979 for the six months ended June 30, 2012 compared to $122,033 for the comparable six month period.  Consulting and legal costs have decreased over the current period versus the comparable period.

Insurance costs for the six months ended June 30, 2012 amounted to $12,023 for an umbrella policy and is approximately the same over both six month periods.

We sold our remaining 135,000 shares of Sea Dragon Energy, a Canadian company, on March 19, 2012.  The securities were sold for a loss of $8.735.

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

As at June 30, 2012, we have not calculated any proved reserves.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statement Index

Index

Balance Sheets	F- 1

Statements of Operations	F- 2

Statement of Cash Flows	F-3

Notes to the Financial Statements	F- 4 to F-9

Mogul Energy International, Inc.
Balance Sheet as of June 30, 2012
(expressed in U.S. dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets:
Current
Cash	19,062	31,005
Investmentsheld for sale	-	12,576
Prepaid and deposits	38,029	50,888
Other receivables	781,519	52,870
Restricted funds	33,936	711,731
Total current assets	872,546	859,070
Non-current
Oil and gas properties	195,130	161,703
Other property and equipment - net	10,447	18,598
Total Assets	1,078,123	1,039,371

Current Liabilities:
Accounts payable	301,884	153,032
Accrued expenses and other payables	334,230	83,851
Drilling Advances	33,873	704,225
Due to related parties	1,680,226	1,014,973
Total current liabilities	2,350,213	1,956,081
Asset retirement obligations	5,372	3,381
Contingencies and commitments	-	116,744
Total Liabilities	2,355,585	2,076,206

Shareholders’ Equity:
Accumulated deficit	(8,972,807)	(8,680,252)
Common stock (Authorized: 100,000,000 shares, $0.001 par value. Issued and outstanding 11,513,203 shares at 06/30/2012 and 11,489,198 at 12/31/11 )	5,864	5,864
Additional paid-in capital	7,641,721	7,641,721
Warrants & Options:	114,000	114,000
Preferred: 10,000,000 shares authorized, none issued	-	-
Foreign exchange adjustment	(66,240)	(110,424)
Other comprehensive income (loss)	-	(7,744)
Total Shareholders’ Equity (Deficit)	(1,277,462)	(1,036,835)
Total Shareholders’ Equity (Deficit) and Liabilities	1,078,123	1,039,371

Mogul Energy International, Inc.
Statement of Operations
For the Six Months Ended June 30, 2012 and 2011
(expressed in U.S. Dollars)
Unaudited

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Revenue
Oil and gas sales	23,366	7,698	28,585	7,698
Management fees	13,688	5,217	30,269	5,217
	37,054	12,915	58,854	12,915
Total Revenue
Expenses:
Lease operating expenses	76	44	(158)	44
Production tax	553	355	1,317	355
Depreciation, depletion and amortization	987	4,025	11,427	4,316
General and administrative	25,807	231,958	135,982	363,897
Salaries and wages	142,224	139,168	306,252	236,102
Total expenses	(169,647)	(375,550)	(454,820)	(604,714)

Other Income and Expenses:
Gain (loss) on sale of investments held for sale	-	362,635	(8,734)	20,319
Impairment of oil and gas properties	(4,478)	-	(4,478)	-
Write-down for unreturned deposit	(12,642)	-	(12,642)	-
Write-up of allowance for contingency	129,265	-	129,265	-
Net gain(loss) for the periods	(20,448)	(362,635)	(292,555)	(571,480)

Other Comprehensive Income:
Net unrealized gain (loss) on investments held for sale	-	(13,050)	-	(57,814)
Foreign exchange adjustments	(20,837)	(18,574)	(44,185)	8,478
Total other comprehensive gain (loss) for the periods	(20,837)	(31,624)	(44,185)	(49,336)

Total comprehensive net gain (loss) for the periods	(41,285)	(394,259)	(336,740)	(620,816)

Basic earnings (loss) per share	(0.00)	(0.03)	(0.03)	(0.05)
Basic Weighted average common shares outstanding	11,519,203	11,489,197	11,510,203	11,489,197

Mogul Energy International Inc.
Statement of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(expressed in U.S. Dollars)
Unaudited

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Operating Activities
Net income (loss) for periods	$(292,555)	$(571,480)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization	11,103	4,316
Impairment of oil and gas properties	(4,478)	-
(Gain) loss on investment held for sale	8,734	(20,319)
Changes in non-cash working capital
Accounts payables (decrease) increase	148,853	143,284
Accrued expenses and other payables (decrease) increase	250,379	(7,784)
Other receivables (decrease) increase	(728,649)	(39,230)
Prepaid and deposits (decrease) increase	12,861	47,923
Contingency increase (decrease)	(116,744)	(164,384)
Asset retirement obligation increase	$1,991	-
Cash used in operating activities	$(708,505)	$(607,674)
Investing Activities
Purchases of other property and equipment	(2,951)	(21,631)
Proceeds - sale of investments held for sale	11,585	45,206
Oil and gas properties acquisitions	(28,951)	(30,554)
Cash used for investing activities	$(20,317)	$(6,979)
Financing Activities
Due to related parties	665,253	620,355
Drilling advances increase (decrease)	(670,352)	147,365
Restricted cash (increase) decrease	677,794	(159,741)
Shares issued	-	-
Cash from financing activities	$672,695	$607,979
Foreign exchange adjustment	44,184	8,478
Increase (decrease) in cash during periods	(11,943)	1,804
Cash beginning of periods	31,005	65,085
Cash at end of periods	$19,062	$66,889
Interest paid during period	-	-

Mogul Energy International, Inc.
Notes to the Six Months Ended June 30, 2012 and 2011 Financial Statements

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

Financial Statement Presentation and Going Concern

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The interim unaudited financial statements should be read in conjunction with the consolidated financial statements included in the Form 10-K for the year ended December 31, 2011.  In the opinion of management, all adjustments considered necessary for the fair presentation consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The Company has a history of operating losses, including an accumulated deficit of $8,972,807 through June 30, 2012.  This and other factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management plans to address these matters through the sale of additional shares of its common stock, additional borrowings, the sale in whole or partial property interests, or a combination thereof to finance the Company’s future operations.

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

NOTE 2 - Securities available for sale

At June 30, 2012 the Company had sold its remaining 135,000 common shares of Sea Dragon Energy Inc., a Canadian company trading on the TSX Venture exchange under the symbol SDX.  Proceeds from the sale were $11,509 resulting in a loss of $8,735.  The loss was reflected in the Company’s loss from operations.

Mogul Energy International, Inc.
Notes to the Sox Months Ended June 30,2012 and 2011 Financial Statements

NOTE 3-  Other Receivables

Other receivables as at June 30, 2012 consist of $729,231 of receivables due from partners for property acquisition, drilling and operating costs as compared to $60,722 at June 30, 2011.

It also consisted of an additional $35,403 consisting of $7,735 for management fees, $13,238 interest charges, $13,500 for well control insurance.

Other receivables also include oil sales of $1,468 for June.

The Company’s Harmonized Sales Tax receivable was $15,416 at June 30, 2012 compared to $26,207 during the same period in 2011.  This receivable relates to the Goods and Services Tax (Canada). The Company anticipates the full amount to be refunded within 12 months of the balance sheet date. Due to the nature of this receivable management does not consider an allowance for doubtful accounts to be necessary.

NOTE 4 – Property, Plant and Equipment

Oil and Gas Properties

Capitalized costs relating to the oil and gas acquisitions and exploration activity – United States

	Jun. 30,2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30,2011
Net book value, beginning	$185,424	$161,702	$93,533	$66,889.00	$2,553
Additions: Lease acquisitions	-	1,779	511	7,602.00	9,507
Additions: Intangible drilling cost	3,142		38,228	4,747.00	37,541
Additions: Intangible completions costs	9,713	2,131	17,623	13,225.00	960
Additions: Well equipment	1,957	5,141	11,807	1,070.00	16,328
Additions: Asset retirement obligations	(628)	9,555	-	-	-
Reductions: impairment	(4,478)	-	0	0	-
Net book value, ending	$195,130	$185,424	$161,702	$93,533.00	$66,889

Mogul Energy International, Inc.
Notes to the Three Months Ended 2012 and 2011 Financial Statements

Other Property and Equipment

Other property and equipment is recorded at original cost and depreciated using the straight line method.  A summary of the property and equipment for the six months ended June 30, 2012 is as follows:

	June 30, 2012	June 30, 2011
Furniture and fixtures	$12,945	11,669
Computer equipment	1,933	1,933
Pump equipment	4,875	-
Software	14,239	14,239
Total other property and equipment	33,992	27,841
Less: accumulated depreciation	(23,545)	(10,525)
Other property and equipment – net	$10,447	17,316

NOTE 5 – Asset Retirement Obligation

A reconciliation of the carrying amount of asset retirement obligations at June 30, 2012 is set out below.

June 30,
2012
Asset retirement obligations, beginning of period	$5,244
Liabilities recorded during the period
Accretion expense	128
Asset retirement obligations, end of period	$5,372

No asset retirement obligations were recorded and capitalized at June 30, 2011.

NOTE 6 - Foreign Exchange Rate

The impact of the cumulative effect of the unrealized monetary adjustment is accounted for in the equity section of the balance sheet. This adjustment for the six months ended June 30, 2012 was a loss of $66,239 compared to a loss of $142,709 recorded at June 30, 2011.

A realized foreign exchange loss of $471 was recorded for the six months ended at June 30, 2012 compared to a realized loss of $17,577 for the comparable period in 2011.  These amounts were accounted for as an increase of general and administrative expenses.

NOTE 7 – Restricted Cash

As of June 30, 2012 the Company held $33,936 in restricted cash which was received from our joint venture partners.  This cash is restricted solely for the use by the Company as the operator for the various joint venture partner wells under management.

Mogul Energy International, Inc.
Notes to the Three Months Ended 2012 and 2011 Financial Statements

NOTE 8 – Drilling Advances

At June 30, 2012 the Company held $33,873 in drilling advances from Joint venture partners.  These advances will be applied towards the payment of drilling costs incurred in 2012.

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

At June 30, 2012, 11,513,203 shares of the Company`s common stock was outstanding

Employee Stock Option Plan

The following table summarizes the continuity of the Company’s stock options:

June 30, 2012
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Options outstanding at beginning of period	570,000	$0.25	3.31
Options issued during the period	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding at the end of period	570,000	$0.25	3.31

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

NOTE 10– Related Party Transactions

At June 30, 2012 the Company had received an additional $330,000 from Aura Oil Holdings (Aura) increasing the amount owed from $1,423,004 at March 31, 2012 to $1,756,004 at June 30, 2012.  Of the total amount $1,656,004 is represented by non-interest bearing promissory notes payable on demand and a $100,000 promissory note payable with interest of 3% per annum payable on demand from Aura, a corporation organized under the laws of Bermuda. Mr. Naeem Tyab is the Company’s Chairman of the Board and the sole shareholder of Aura.  In addition, Mr. Tyab has incurred $35,008 of out of pocket travel expenses on behalf of the Company, which has been converted to a non-interest bearing promissory note payable on demand or convertible into common shares of the Company.  Mr. Tyab also has accrued payroll of $181,849.  The principal amount of these notes are convertible into a number of shares based on the average price of the Company’s shares, calculated over the 30 day period prior to conversion. At June 30, 2012, the number of shares that could be converted under the terms of the notes was 175,600,400.

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

During the quarter ended June 30, 2012 the company issued 3,000 shares of the Company’s common stock to an officer and director of the Company for compensation.

NOTE 11 – Contingencies and Commitments

Office Leases

 Our principal office is located at 2500 Wilcrest Drive, Suite 400, Houston, Texas, 77042.  This is an three year lease agreement, at a cost of $2664.50 per month for the first year, $2737.50 per month for the second year and $2810.50 for the final year o the lease agreement.

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

Flow-through Financing

The Company’s management has determined that is no longer likely that the contingent liability to indemnify investors affected by funds raised in June 30, 2010 flow financing will be claimed.  As a result the full amount of the contingency has been recognized as a credit to expense and reduces loss from operations by $129,265.

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

NOTE 12 - Loss Per Share

Loss per share is calculated using the weighted average number of shares issued during the relevant period. The weighted average number of common shares was 11,510,203 and the loss per share was $0.03 for the period ended June 30, 2012 loss per share for the corresponding period in 2011 was also $0.05.  Debt convertible into common shares are not included in the calculation of loss per share because doing so would be anti-dilutive.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s evaluation of disclosure controls and procedures

As required under the Exchange Act, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, being June 30, 2012. We are responsible for establishing and maintaining adequate internal controls and procedures for the financial reporting of our Company. Disclosure control and procedures are the controls and other procedures that are designed to ensure that we record, process, summarize and report in a timely manner the information that we must disclose in reports that we file with or submit to the SEC.  Our management has concluded, based on their evaluation, that as of June 30, 2012, as the result of the material weaknesses described below, our disclosure controls and procedures were ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes.

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

As a result of the existence of these material weaknesses as of December 31, 2011, management has concluded that we did not maintain effective internal control with the limited staffing on hand over our financial reporting as of June 30, 2012,

While we believe our financial statements included in this Quarterly Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented, as a result of the material weaknesses in our internal control over financial reporting, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis.

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

Dated: August 14, 2012

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

Dated: August 14, 2012